Form 10-Q
period 2021-03-31
Kinnate Biopharma Inc.
filed 2021-05-17
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-39743

KINNATE BIOPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	82-4566526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
12707 High Bluff Drive, Suite 200 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (858) 299-4699

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	KNTE	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2021, the Registrant had 43,504,484 shares of common stock, $0.0001 par value per share, outstanding.

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•	the ability of our preclinical studies and planned clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•
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

•	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

-ii-

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of the COVID‑19 pandemic on our business;

•
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

•
our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;

•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act; and

•	our anticipated use of our existing resources.

-iii-

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10‑Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

-iv-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINNATE BIOPHARMA INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$182,389	$365,462
Short-term investments	65,808	31,398
Prepaid expenses and other current assets	2,975	3,343
Total current assets	251,172	400,203
Property and equipment, net	283	368
Long-term investments	134,910	-
Total assets	$386,365	$400,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,212	$3,940
Accrued expenses	4,581	3,364
Total current liabilities	7,793	7,304
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 43,477,439 shares issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	449,394	446,601
Accumulated other comprehensive loss	(40)	(9)
Accumulated deficit	(70,786)	(53,329)
Total stockholders’ equity	378,572	393,267
Total liabilities and stockholders’ equity	$386,365	$400,571

See accompanying notes to unaudited financial statements.

KINNATE BIOPHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except par value and share amounts)

	Three Months Ended March 31,
	2021	2020

Operating expenses:
Research and development	$12,666	$3,198
General and administrative (includes related party amounts of $0 and $92, respectively)	4,815	955
Total operating expenses	17,481	4,153
Loss from operations	(17,481)	(4,153)
Other income:
Interest income	403	212
Other (expense) income, net	(379)	-
Total other income, net	24	212
Net loss	(17,457)	(3,941)
Unrealized loss on investments	(31)	-
Comprehensive loss	$(17,488)	$(3,941)
Weighted-average shares outstanding, basic and diluted	43,477,439	3,672,446
Net loss per share, basic and diluted	$(0.40)	$(1.07)

See accompanying notes to unaudited financial statements.

KINNATE BIOPHARMA INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	7,762,727	$18,942	9,705,182	$74,204	3,665,020	$-	$82	$-	$(17,568)	$(17,486)
Issuance costs for Series B convertible preferred stock	-	-	-	(16)	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	128	-	-	128
Exercise of stock options	-	-	-	-	7,593	-	3	-	-	3
Net loss	-	-	-	-	-	-	-	-	(3,941)	(3,941)
Balance at March 31, 2020	7,762,727	$18,942	9,705,182	$74,188	3,672,613	$-	$213	$-	$(21,509)	$(21,296)

Balance at December 31, 2020	-	$-	-	$-	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267
Stock-based compensation expense	-	-	-	-	-	-	2,793	-	-	2,793
Net loss	-	-	-	-	-	-	-	-	(17,457)	(17,457)
Other comprehensive loss	-	-	-	-	-	-	-	(31)	-	(31)
Balance at March 31, 2021	-	$-	-	$-	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572

See accompanying notes to unaudited financial statements.

KINNATE BIOPHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,457)	$(3,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,793	128
Depreciation	31	16
Amortization/accretion of investments	276	-
Loss on disposal of property and equipment	58	-
Changes in operating assets and liabilities:
Related party receivables, net	-	919
Prepaid expenses and other current assets	368	(156)
Accounts payable and accrued expenses	489	360
Net cash used in operating activities	(13,442)	(2,674)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(169,627)	-
Purchases of property and equipment	(4)	(29)
Net cash used in investing activities	(169,631)	(29)
Cash flows from financing activities:
Issuance costs for Series B convertible preferred stock	-	(16)
Proceeds upon stock option exercises	-	3
Net cash used in financing activities	-	(13)
Net decrease in cash and cash equivalents	(183,073)	(2,716)
Cash and cash equivalents at the beginning of the period	365,462	76,453
Cash and cash equivalents at the end of the year	$182,389	$73,737

See accompanying notes to unaudited financial statements.

KINNATE BIOPHARMA INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization and Nature of Operations

Kinnate Biopharma Inc. (Kinnate or the Company) was incorporated in the State of Delaware in January 2018 and is headquartered in San Diego, California. The Company is a biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $70.8 million and cash and cash equivalents and short-term and long-term investments totaling $383.1 million as of March 31, 2021. From its inception through March 31, 2021, the Company has financed its operations primarily through the sale of common stock and private placements of its convertible preferred stock.

As the Company continues to pursue its business plan, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition. The accompanying financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Basis of Presentation

The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements.

The accompanying unaudited interim financial statements include all known adjustments which, in the opinion of management, are necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Operating results presented in these unaudited condensed financial statements are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. To limit the spread of the novel coronavirus that causes COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, the Company’s workforce began almost exclusively working from home. The COVID-19 pandemic may disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of the clinical activities and other related business activities.

Initial Public Offering

On December 3, 2020, the Company completed an initial public offering (IPO) selling 13,800,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase up to 1,800,000 additional shares, at a price of $20.00 per share resulting in gross proceeds of $276.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $22.7 million, the net proceeds to the Company from the transaction were $253.3 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 25,778,437 shares of common stock.

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

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

During the three months ended March 31, 2021, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s outstanding convertible preferred stock and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(17,457)	$(3,941)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	43,477,439	3,672,446
Net loss per share, basic and diluted	$(0.40)	$(1.07)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	7,261,364	3,279,122
Convertible preferred stock	-	17,467,909
Total	7,261,364	20,747,031

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU No. 2016-13 added Topic 326, Financial Instruments—Credit Losses, made several consequential amendments to the Codification. ASU No. 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. Since the Company has elected to use the extended transition period under the JOBS Act available to emerging growth companies (EGCs), the ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (ASU No. 2019-12). Among other items, the amendments in ASU No. 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU No. 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU No. 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021. The Company does not expect the ASU to have a material impact on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and fixtures	$4	$72
Computers and equipment	262	275
Computer software	104	104
Property and equipment	370	451
Less accumulated depreciation	(87)	(83)
Property and equipment, net	$283	$368

Depreciation expense was $31,000 and $16,000 for the three months ended March 31, 2021 and 2020, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development	$3,306	$1,580
Accrued compensation	896	1,388
Accrued legal fees	237	288
Other accruals	142	108
Total	$4,581	$3,364

5. Investments

The Company has invested its excess cash in marketable securities as of March 31, 2021 and December 31, 2020. The following is a summary by significant investment category (in thousands):

	March 31, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$35,741	$7	$(12)	$35,736
Commercial paper	less than 1	30,072	-	-	30,072
Short-term investments		$65,813	$7	$(12)	$65,808

Corporate debt securities	1 - 2	$20,706	$-	$(27)	$20,679
U.S. Treasury securities	1 - 2	91,321	11	(1)	91,331
Asset-backed securities	1 - 2	22,915	-	(15)	22,900
Long-term investments		$134,942	$11	$(43)	$134,910

	December 31, 2020
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$20,327	$-	$(9)	$20,318
Commercial paper	less than 1	11,080	-	-	11,080
Short-term investments		$31,407	$-	$(9)	$31,398

At March 31, 2021 and December 31, 2020, the Company did not have any securities in material unrealized loss positions. Further, the Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2021 and December 31, 2020.

6. Fair Value Measurements

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

The carrying amounts of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses are generally considered to be representative of their fair value because of the short-term nature of these instruments. The Company’s investments, which may include money market funds and available-for-sale investment securities consisting of high-quality, marketable debt instruments of corporations and the U.S. Government are measured at fair value in accordance with the fair value hierarchy.

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$181,388	$-	$-	$181,388
Corporate debt securities	-	56,415	-	56,415
Commercial paper	-	30,072	-	30,072
U.S. Treasury securities	-	91,331	-	91,331
Asset-backed securities	-	22,900	-	22,900
Total cash equivalents and investments	$181,388	$200,718	$-	$382,106

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$364,461	$-	$-	$364,461
Corporate debt securities	-	20,318	-	20,318
Commercial paper	-	11,080	-	11,080
Total cash equivalents and investments	$364,461	$31,398	$-	$395,859

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at March 31, 2021 and December 31, 2020.

7. Stockholders’ Equity

Under its Amended and Restated Articles of Incorporation dated December 7, 2020, the Company had a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

Common Stock Sales

On December 3, 2020, the Company completed an IPO selling 13,800,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase up to 1,800,000 additional shares, at a price of $20.00 per share resulting in gross proceeds of $276.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $22.7 million, the net proceeds to the Company from the transaction were $253.3 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 25,778,437 shares of common stock.

8. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan), which replaced the 2018 Equity Incentive Plan (the 2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock up to a total of 5,218,000 shares (the Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of March 31, 2021, 4,623,780 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock option activity, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6,265,409	$4.12	9.3	$223,454
Granted	1,044,050	35.33
Forfeited	(48,095)	2.57
Exercised	-	-
Outstanding at March 31, 2021	7,261,364	$8.61	9.1	$168,071
Exercisable at March 31, 2021	1,146,727	$3.05	8.5	$32,321

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the three months ended March 31, 2020 was $17,000. No options were exercised during the three months ended March 31, 2021.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the ESPP) permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of May 15 and November 15 of each year. A total of 435,000 shares of common stock were initially reserved for issuance under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2021	2020

Expected term (in years)	6	6 - 7
Expected volatility	87% - 89%	88%
Risk-free interest rate	0.68% - 1.01%	0.76% - 1.66%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $25.80 and $1.94 for the three months ended March 31, 2021 and 2020, respectively.

The assumptions used for the three months ended March 31, 2021 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

Three Months Ended March 31, 2021

Expected term (in years)	0.41
Expected volatility	50.70%
Risk-free interest rate	0.09%
Expected dividend	0%

The Company recorded $2.8 million and $128,000 in stock-based compensation expense related to its stock options and ESPP for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, $1.3 million was classified as research and development expense and $1.5 million was classified as general and administrative expense. For the three months ended March 31, 2020, $118,000 was classified as research and development expense and $10,000 was classified as general and administrative expense.

As of March 31, 2021, there was approximately $41.2 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.07 years.

As of March 31, 2021, there was approximately $0.2 million of total unrecognized stock-based compensation expense related to the ESPP.

9. Related Party Transactions

a) Management Service Agreement with Fount Therapeutics, LLC and Fount Service Corp.

Effective June 22, 2018, the Company entered into a Master Service Agreement with Fount Therapeutics, LLC (FTL) and Fount Service Corp. (FSC), a wholly owned subsidiary of FTL. Under this agreement, FTL and FSC agreed to perform various management and other services to the Company, either directly or via arrangements with third parties. These services included research and development and general and administrative functions, such as finance, audit, accounting, human resources, technology, facilities, and other management services necessary for the Company’s operations. After 2019, we no longer relied on FTL or FSC for such services and, in November 2020, we terminated our agreement with FTL and FSC. The Company recognized no management fee expenses for the period ended March 31, 2021, and approximately $92,000 management fee expenses for the period ended March 31, 2020, which are included in the Company’s statements of operations and comprehensive loss.

b) Management Services Agreement with Subveho, LLC

Effective March 21, 2018, FTL entered into a Management Service Agreement (the Subveho MSA) with Subveho, LLC (Subveho), pursuant to which Subveho agreed to perform various services necessary for the operations of the Company. Total expenses paid to Subveho under the Subveho MSA for services provided to the Company were $75,000 for the period ended March 31, 2020, which are included in the total management fee expenses in Note 9(a), and no expenses were paid for the period ended March 31, 2021. The Subveho MSA was terminated effective March 2020.

10. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the three months ended March 31, 2021 and 2020.

Leases

The Company’s lease for office space in San Diego, California expired March 31, 2021 as the Company elected not to exercise the option to extend. The Company intends to secure new office space in the near future.

11. Subsequent Events

On May 13, 2021, the Company closed a $35 million Series A financing of a joint venture in China. The joint venture will be headquartered in Shanghai and the financing will enable the potential development and commercialization by the joint venture of certain Kinnate product candidates across Greater China (mainland China, Hong Kong, Taiwan, and Macau). The Company will be the majority shareholder, with OrbiMed Asia Partners, OrbiMed Private Investments and Foresite Capital as investors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to expand the reach of targeted therapeutics by developing products for underserved populations. We utilize our deep expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene mutations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. We believe our unique approach may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development. Our most advanced product candidate is KIN‑2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase mutations, we have designed KIN‑2787 to target Class II and Class III BRAF mutations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF mutations. In April 2021, we filed an Investigational New Drug application (IND) for KIN-2787 with the U.S. Food and Drug Administration (FDA). The FDA cleared our IND in May 2021, and we anticipate initiating a Phase 1 clinical trial for KIN-2787 in mid-2021. Additionally, we are evaluating Fibroblast Growth Factor Receptors (FGFR) inhibitor candidates for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining. Our lead FGFR candidate, KIN‑3248 is designed to address clinically observed genomic alterations in FGFR2 and FGFR3 that drive resistance to current therapies. We anticipate filing an IND for KIN‑3248 with the FDA in the first half of 2022. KIN-3248 has demonstrated proof of concept in preclinical models and, subject to our planned IND submission taking effect, we anticipate initiating a Phase 1 clinical trial for KIN‑3248 program in the first half of 2022. We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock and private placements of our convertible preferred stock. As of March 31, 2021, we had cash and cash equivalents and short-term and long-term investments totaling $383.1 million. Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 24 months.

We have incurred significant losses since the commencement of our operations. Our net loss for the three months ended March 31, 2021 was $17.5 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2021, we had an accumulated deficit of $70.8 million.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	advance our RAF and FGFR programs from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

The global COVID‑19 pandemic continues to rapidly evolve. The extent of the impact of the COVID‑19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID‑19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID‑19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID‑19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

External expenses include:

•	expenses incurred in connection with the discovery and preclinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;

•	the cost of manufacturing compounds for use in our preclinical studies, including under agreements with third parties, such as consultants and contract manufacturing organizations (CMOs); and

•	costs associated with consultants for chemistry, manufacturing and controls (CMC) development, regulatory, statistics and other services, including expenses for technology and facilities.

Internal expenses include:

•	employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions.

We expense research and development expenses in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external expenses on a lead program and other program basis. However, we do not track internal costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified. We utilize third party contractors for our research and development activities, CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	per subject trial costs;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the trials;

•	the drop-out and discontinuation rate of subjects;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	obtaining and retaining research and development personnel;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

Any changes in the outcome of any of these factors could significantly impact the costs, timing and viability associated with the development of our product candidates.

General and Administrative

General and administrative expenses consist of salaries and benefits, travel and stock-based compensation expense for personnel in executive, human resources, finance and administrative functions; professional fees for legal, patent, consulting, accounting and audit services; and expenses for technology and facilities. We expense general and administrative expenses in the periods in which they are incurred.

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

Other Income

Interest Income

Interest income primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of the amortization/accretion of our investments.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $0 and $92, respectively)	$12,666	$3,198
General and administrative	4,815	955
Total operating expenses	17,481	4,153
Loss from operations	(17,481)	(4,153)
Other income:
Interest income	403	212
Other (expense) income, net	(379)	-
Total other income, net	24	212
Net loss	$(17,457)	$(3,941)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
External expenses:
Lead programs	$7,097	$1,910
Other programs and other unallocated costs	2,012	531
Total external expenses	9,109	2,441
Internal expenses	3,557	757
Total research and development expenses	$12,666	$3,198

Research and development expenses were $12.7 million for the three months ended March 31, 2021, compared to $3.2 million for the three months ended March 31, 2020, an increase of $9.5 million. The increase was primarily driven by an increase of $5.2 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced. In addition, internal research and development expenses increased $2.8 million as a result of a significant increase in research and development personnel and higher stock-based compensation. The remainder of the increase was external expenses for other non-lead programs and for unallocated costs reflecting increased spend in early-stage pipeline research. We expect research and development expenses to continue to increase throughout 2021 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020, an increase of $3.8 million. This increase was primarily driven by an increase in headcount, higher stock-based compensation, an increase in accounting fees and legal fees and increased corporate insurance costs. We expect general and administrative expenses to continue to increase throughout 2021 as we incur increased expenses, including accounting, legal, compliance and insurance costs, associated with operating as a public company, as well as increasing headcount.

Interest Income

Interest income was $0.4 million for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in our average cash and investment balances during the 2021 quarter as a result of the proceeds from our Series C convertible preferred stock financing in July and August 2020 and our initial public offering completed in December 2020.

Other (Expense) Income, Net

Other (expense) income, net was $0.4 million for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. The increase was primarily due to the amortization/accretion of investments recognized during the three months ended March 31, 2021.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, as we:

•	advance our RAF and FGFR programs from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 24 months. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the scope, timing, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the scope, timing, progress, results and costs of researching and developing other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of attracting, hiring and retaining skilled personnel to support our operations and continued growth;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies, if any;

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and

•	the costs associated with operating as a public company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(13,442)	$(2,674)
Net cash used in investing activities	(169,631)	(29)
Net cash used in financing activities	-	(13)
Net decrease in cash and cash equivalents	$(183,073)	$(2,716)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was $13.4 million. This consisted of our net loss of $17.5 million offset by a net increase in working capital of $0.9 million, primarily due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses, net of stock compensation expense of $2.8 million and amortization/accretion of investments of $0.3 million.

Net cash used in operating activities during the three months ended March 31, 2020 was $2.7 million. This consisted of our net loss of $3.9 million offset by a net increase in working capital of $1.1 million, primarily due to an increase in accounts payable and accrued expenses and a decrease in related party receivables, net of stock compensation expense of $0.1 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $169.6 million and related to purchases of short-term and long-term investments totaling $169.6 million.

Net cash used in investing activities during the three months ended March 31, 2020 was $29,000 and related to purchases of property and equipment.

Financing Activities

There was no cash used in or provided by financing activities during the three months ended March 31, 2021.

Net cash used in financing activities during the three months ended March 31, 2020 was $13,000. This consisted of issuance costs of $16,000 from the sale of shares of Series B convertible preferred stock, which was completed in December 2019, offset by proceeds from the issuance of stock upon stock option exercises of $3,000.

Contractual Obligations and Commitments

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting relating to proper recognition of accrued liabilities related to research and development expenses, the proper classification of research and development expense versus general and administrative expense and a lack of appropriately designed and implemented controls over the review and approval of manual journal entries.

Notwithstanding the identified material weaknesses, our Chief Executive Officer and our Chief Operating Officer believe the financial statements included in this Quarterly Report on Form 10‑Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weaknesses described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

Investors should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $17.5 million for the three months ended March 31, 2021, and as of March 31, 2021, we had an accumulated deficit of $70.8 million. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of product candidates from our RAF and FGFR programs, our CDK12 and other research programs, and any other future programs;

•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of product candidates from our RAF and FGFR programs, our CDK12 and other research programs, and any other future programs;

•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•	developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;

•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	a continued acceptable safety profile following any marketing approval of our product candidates;

•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;

•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;

•	identifying, assessing and developing new product candidates;

•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	defending against third-party interference or infringement claims, if any;

•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	obtaining coverage and adequate reimbursement by third-party payors for our product candidates;

•	addressing any competing therapies and technological and market developments; and

•	attracting, hiring and retaining qualified personnel.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of the date of this Quarterly Report on Form 10‑Q will be sufficient to fund our operating expenses and capital expenditures for at least the next 24 months. Advancing the development of our RAF and FGFR programs and our CDK12 and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The success of our RAF and FGFR programs will depend on several factors, including the following:

•	successful and timely completion of preclinical studies;

•	approval of INDs for our planned clinical trials and future clinical trials;

•	addressing any potential delays resulting from factors related to the COVID‑19 pandemic;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;

•	the frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	the protection of our rights in our intellectual property portfolio;

•	the successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•	failure of our product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;

•	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research and/or drug development programs;

•
the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;

•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;

•	the cost of clinical trials of our product candidates being greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and

•	regulators revising the requirements for approving our product candidates.

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, seen consistency in the pharmacokinetic properties of KIN‑2787 in studies with rats and with mice, and between these studies, but variability in these properties in certain of our studies with cynomolgus monkeys. These studies, regardless of the degree that they are consistent, may or may not be predictive of the pharmacokinetic properties of KIN‑2787 in human trials.

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

The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any delays resulting from factors related to the COVID‑19 pandemic;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•
the FDA, EMA or other comparable foreign regulatory authorities may determine that we have not demonstrated the safety and efficacy of our product candidates, or that they undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests required for our product candidates; and

•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have filed an IND for KIN-2787 in our RAF program, and we expect to submit an IND for KIN-3248 in our FGFR program in the first half of 2022. However, we may not be able to file an IND for KIN-3248 or for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN‑2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there will be side effects associated with their use as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our ability to enroll patients may also be significantly delayed by the evolving COVID‑19 pandemic and we do not know the extent and scope of such delays at this point. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID‑19 pandemic could delay our clinical trials and our regulatory submissions.

Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•
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

•	perceived risks and benefits of the product candidate under study;

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•
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

The COVID‑19 pandemic could adversely impact our business, including our planned clinical trials and ongoing and planned preclinical studies.

In December 2019, COVID‑19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID‑19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID‑19 pandemic continues to spread around the globe, notwithstanding the availability of vaccines for some people, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling and retaining patients in any clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID‑19;

•	difficulties interpreting data from our clinical trials due to the possible effects of COVID‑19 on patients;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	interruption or delays in the operations of the FDA, EMA or other regulatory authorities, which may impact review and approval timelines;

•
limitations in resources that would otherwise be focused on the conduct of our business, our preclinical studies or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of all of our employees working remotely, including those hired during the COVID‑19 pandemic;

•	delays in receiving approval from regulatory authorities to initiate our clinical trials;

•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials; interruptions in preclinical studies due to restricted or limited operations at the CROs conducting such studies;

•	interruption in global freight and shipping that may affect the transport of clinical trial materials, such as investigational drug product to be used in our clinical trials;

•
changes in regulations as part of a response to the COVID‑19 pandemic which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

We are still assessing the impact that the COVID‑19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID‑19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID‑19 pandemic, our employees are currently working remotely, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID‑19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID‑19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID‑19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing in our plans for clinical trials, we may experience delays in the completion of our preclinical studies, the initiation of our planned clinical trials, patient selection or enrollment or in the progression of our activities related to our planned clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such trials due to the effects of the COVID‑19 pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID‑19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID‑19 pandemic; a list of all subjects affected by the COVID‑19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

The global outbreak of COVID‑19 continues to rapidly evolve. While the extent of the impact of the current COVID‑19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID‑19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID‑19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. For additional information regarding our competition, see the section of our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 titled “Business-Competition.”

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which a product candidate is approved;

•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, if any, which may not be required of alternative treatments and competitor products;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;

•	the availability of an approved product candidate for use as a combination therapy;

•	relative convenience and ease of administration;

•
the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;

•	the effectiveness of sales and marketing efforts;

•	unfavorable publicity relating to our product candidates; and

•	the approval of other new therapies for the same indications.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•
the FDA, EMA or other comparable foreign regulatory authorities may determine that we have not demonstrated the safety and efficacy of our product candidates, or that they have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (cGMPs) and good clinical practices (GCPs) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers or manufacturing process;

•	warning or untitled letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements;

•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

•	imposition of a REMS, which may include distribution or use restrictions; and

•	requirements to conduct additional post-market clinical trials to assess the safety of the product.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID‑19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken to address the COVID‑19 pandemic.

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

•
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

•
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

•
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

•
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

•
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

•
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

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Additionally, on September 30, 2020, Assembly Bill 979 was signed into law. Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies.

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

As of March 31, 2021, we had 41 full-time employees, including 30 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;

•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for our RAF and FGFR programs and our other product candidates, while complying with any contractual obligations to contractors and other third parties;

•	managing increasing operational and managerial complexity; and

•	improving our operational, financial and management controls, reporting systems and procedures.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID‑19 pandemic. Also, due to the COVID‑19 pandemic, all of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely.

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

•
differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;

•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	impact of the COVID‑19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, trade policies, treaties and tariffs.

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

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•	patent applications may not result in any patents being issued;

•	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;

•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•
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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;

•	we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;

•	we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that the pending patent applications we own or license will not lead to issued patents;

•	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may have an adverse effect on our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation that may cause negative publicity;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

•	subject us to significant liability to third parties; or

•
require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10‑Q, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patents and other rights to third parties;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	our right to transfer or assign the license;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and

•	the priority of invention of patented technology.

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

•
the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the reduction or termination of production or deliveries by suppliers, or the raising or prices or renegotiation of terms;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of the third party to manufacture our product candidates according to our specifications;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, product candidates, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products, product candidates and marketing approvals; and

•
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

If we enter into any collaboration arrangements with any third parties for the development and commercialization of our product candidates, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•
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

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely

•	to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

•	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•
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

•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;

•
collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;

•
collaborators may own or co-own intellectual property covering our products or product candidates that result from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10‑Q, these factors include:

•	the timing and results of INDs, preclinical studies and clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or announcements by potential competitors of their product development efforts;

•	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;

•	actual or anticipated changes in our growth rate relative to our competitors;

•
regulatory or legal developments in the United States and other countries, including changes in leadership at various federal departments and agencies as well as new legislation, executive, and administrative actions under the Biden administration;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	market conditions in the pharmaceutical and biotechnology sector;

•	changes in the structure of healthcare payment systems;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	expiration of market stand-off or lock-up agreements;

•	the impact of any natural disasters or public health emergencies, such as the COVID‑19 pandemic; and

•	general economic, political, industry and market conditions.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•
the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;

•
the timing and outcomes of preclinical studies and clinical trials for product candidates from our RAF and FGFR programs, and any product candidates from our research programs, or competing product candidates;

•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

•
competition from existing and potential future products that compete with our RAF or FGFR programs or any of our research programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of product candidates from our RAF or FGFR programs, or any of our research programs;

•	the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our RAF or FGFR programs, or any of our research programs;

•
our ability to commercialize product candidates from our RAF or FGFR programs, or any of our research programs, if approved, inside and outside of the United States, either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic and political environment.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of March 31, 2021, we had 43,477,439 outstanding shares of common stock. Of these shares, 13,800,000 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in June 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. Our underwriters in our initial public offering may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S‑8 under the Securities Act registering the issuance of 12,322,005 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S‑8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act);

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10‑K as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting;

•	authorize our board of directors to amend the bylaws;

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

•	require a super-majority vote of stockholders to amend some provisions described above.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty;

•	any action asserting a claim against us arising under the DGCL, our amended- and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On December 2, 2020, our registration statement on Form S‑1 (File No. 333-250086) was declared effective by the SEC for our initial public offering (IPO) of common stock. We began trading on the Nasdaq Global Select Market on December 3, 2020, and the transaction formally closed on December 7, 2020. In connection with our IPO, we issued and sold an aggregate of 13,800,000 shares of our common stock at a price of $20.00 per share, including 1,800,000 shares issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $276.0 million. The joint book-running managers for the initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, and Piper Sandler & Co. and Wedbush Securities Inc. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $19.3 million, the net proceeds from the offering were approximately $256.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 3, 2020 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None
.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10‑Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINNATE BIOPHARMA INC.

May 17, 2021	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President (Principal Executive Officer)

May 17, 2021	By:	/s/ Mark Meltz
Mark Meltz
Chief Operating Officer and General Counsel (Principal Executive Officer)