Form 10-Q
period 2021-06-30
Kinnate Biopharma Inc.
filed 2021-08-16
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-39743

KINNATE BIOPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	82-4566526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3611 Valley Centre Drive, Suite 175 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 299-4699

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	KNTE	The Nasdaq Global Select Market

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

As of August 10, 2021, the Registrant had 43,676,005 shares of common stock, $0.0001 par value per share, outstanding.

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•	the ability of our preclinical studies and ongoing and planned future clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•
the timing, progress and results of preclinical studies and ongoing and planned future clinical trials for our current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

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

•
our continued reliance on third parties to conduct additional preclinical studies and ongoing and planned future clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

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

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$132,991	$365,462
Cash at consolidated joint venture	35,011	-
Short-term investments	87,017	31,398
Prepaid expenses and other current assets	3,761	3,343
Total current assets	258,780	400,203
Property and equipment, net	286	368
Long-term investments	145,136	-
Restricted cash	371	-
Other non-current assets	90	-
Total assets	$404,663	$400,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,334	$3,940
Accrued expenses	6,989	3,364
Total current liabilities	8,323	7,304
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interests	35,000	-
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 43,622,745 and 43,477,439 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	453,641	446,601
Accumulated other comprehensive loss	(74)	(9)
Accumulated deficit	(92,231)	(53,329)
Total stockholders’ equity	361,340	393,267
Total liabilities and equity	$404,663	$400,571

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except par value and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$16,242	$5,579	$28,908	$8,777
General and administrative (includes related party amount of $92 for the three and six months ended June 30, 2020)	5,327	2,047	10,142	3,002
Total operating expenses	21,569	7,626	39,050	11,779
Loss from operations	(21,569)	(7,626)	(39,050)	(11,779)
Other income:
Interest income	672	12	1,075	224
Other expense, net	(548)	-	(927)	-
Total other income, net	124	12	148	224
Net loss	(21,445)	(7,614)	(38,902)	(11,555)
Net loss attributable to redeemable noncontrolling interests	-	-	-	-
Net loss attributable to Kinnate	$(21,445)	$(7,614)	$(38,902)	$(11,555)

Weighted-average shares outstanding, basic and diluted	43,535,887	3,705,857	43,506,825	3,689,152
Net loss per share, basic and diluted	$(0.49)	$(2.05)	$(0.89)	$(3.13)

Comprehensive loss:
Net loss	$(21,445)	$(7,614)	$(38,902)	$(11,555)
Other comprehensive (loss) income:
Unrealized loss on investments	(34)	-	(65)	-
Total comprehensive loss	(21,479)	(7,614)	(38,967)	(11,555)
Comprehensive loss attributable to noncontrolling interests	-	-	-	-
Comprehensive loss attributable to Kinnate	$(21,479)	$(7,614)	$(38,967)	$(11,555)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity	Interests

Balance at December 31, 2020	-	$-	-	$-	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	-	-	-	-	2,793	-	-	2,793	-
Net loss	-	-	-	-	-	-	-	-	(17,457)	(17,457)	-
Other comprehensive loss	-	-	-	-	-	-	-	(31)	-	(31)	-
Balance at March 31, 2021	-	$-	-	$-	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572	$-
Stock-based compensation expense	-	-	-	-	-	-	3,760	-	-	3,760	-
Exercise of stock options	-	-	-	-	116,147	-	139	-	-	139	-
Shares issued under employee stock purchase plan	-	-	-	-	29,159	-	495	-	-	495	-
Issuance of Series A preferred stock to redeemable noncontrolling interest owners (NCI)	-	-	-	-	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable NCI	-	-	-	-	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	-	-	-	-	(21,445)	(21,445)	-
Other comprehensive loss	-	-	-	-	-	-	-	(34)	-	(34)	-
Balance at June 30, 2021	-	$-	-	$-	43,622,745	$4	$453,641	$(74)	$(92,231)	$361,340	$35,000

Balance at December 31, 2019	7,762,727	$18,942	9,705,182	$74,204	3,665,020	$-	$82	$-	$(17,568)	$(17,486)	$-
Issuance costs for Series B convertible preferred stock	-	-	-	(16)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	128	-	-	128	-
Exercise of stock options	-	-	-	-	7,593	-	3	-	-	3	-
Net loss	-	-	-	-	-	-	-	-	(3,941)	(3,941)	-
Balance at March 31, 2020	7,762,727	$18,942	9,705,182	$74,188	3,672,613	$-	$213	$-	$(21,509)	$(21,296)	$-
Stock-based compensation expense	-	-	-	-	-	-	410	-	-	410	-
Exercise of stock options	-	-	-	-	101,167	-	18	-	-	18	-
Net loss	-	-	-	-	-	-	-	-	(7,614)	(7,614)	-
Balance at June 30, 2020	7,762,727	$18,942	9,705,182	$74,188	3,773,780	$-	$641	$-	$(29,123)	$(28,482)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(38,902)	$(11,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,553	538
Depreciation	59	36
Amortization/accretion of investments	820	-
Loss on disposal of property and equipment	58	-
Changes in operating assets and liabilities:
Related party receivables, net	-	973
Prepaid expenses and other assets	(508)	(122)
Accounts payable and accrued expenses	1,019	1,747
Net cash used in operating activities	(30,901)	(8,383)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(201,640)	-
Purchases of property and equipment	(35)	(133)
Net cash used in investing activities	(201,675)	(133)
Cash flows from financing activities:
Issuance costs for Series B convertible preferred stock	-	(16)
Contributions from redeemable noncontrolling interest owners, net	34,853	-
Proceeds upon stock option exercises	139	21
Proceeds from issuance of common stock under employee stock purchase plan	495	-
Net cash provided by financing activities	35,487	5
Net decrease in cash, cash equivalents and restricted cash	(197,089)	(8,511)
Cash, cash equivalents and restricted cash at the beginning of the period	365,462	76,453
Cash, cash equivalents and restricted cash at the end of the year	$168,373	$67,942

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $92.2 million and had cash and cash equivalents and short-term and long-term investments totaling $365.1 million as of June 30, 2021. From its inception through June 30, 2021, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2021, the Company held a 54.9% equity interest in the joint venture.

As the Company continues to pursue its business plan, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.

The accompanying unaudited interim consolidated financial statements include all known adjustments which, in the opinion of management, are necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company’s variable interest entity (VIE), the China joint venture, for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of June 30, 2021, the Company held a 54.9% equity interest in the China joint venture. Based on the Company’s assessment, the Company concluded that the China joint venture is a variable interest entity and the Company is the primary beneficiary.

The Company will continuously assess whether it is the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, the Company has not provided any other financial or other support to the Company’s VIE that it was not contractually required to provide.

Operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. To limit the spread of the novel coronavirus that causes COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Between March 2020 and June 2021, the Company’s employees worked almost exclusively from home. Since June 2021, the Company’s employees have been working in a hybrid model both in the Company’s offices and also from home. Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, the Company continues to monitor and assess the spread of COVID-19 and may need to further adjust its working model from time to time. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, based, in part, on the length and severity of any additional restrictions and other limitations that may be imposed on the Company’s business. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of the clinical activities and other related business activities.

Initial Public Offering

On December 3, 2020, the Company completed the IPO selling 13,800,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase up to 1,800,000 additional shares, at a price of $20.00 per share resulting in gross proceeds of $276.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $22.7 million, the net proceeds to the Company from the transaction were $253.3 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 25,778,437 shares of common stock.

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

2. Summary of Significant Accounting Policies

Redeemable Noncontrolling Interests

The shares third parties own in the China joint venture represent an interest in the equity the Company does not control. The redeemable noncontrolling interests attributable to other owners has been classified in temporary equity on the Condensed Consolidated Balance Sheets as the preferred stock is redeemable by the noncontrolling interests.

Since the preferred stock held at the China joint venture does not represent a residual equity interest, net losses of the China joint venture are not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable noncontrolling interest equals its carrying value.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to Kinnate	$(21,445)	$(7,614)	$(38,902)	$(11,555)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	43,535,887	3,705,857	43,506,825	3,689,152
Net loss per share, basic and diluted	$(0.49)	$(2.05)	$(0.89)	$(3.13)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	7,954,147	4,302,633	7,954,147	4,302,633
Convertible preferred stock	-	17,467,909	-	17,467,909
Total	7,954,147	21,770,542	7,954,147	21,770,542

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company is currently evaluating the impact the adoption of these ASUs will have on financial statements and related disclosures.

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$132,991	$365,462
Cash at consolidated joint venture	35,011	-
Restricted cash, non-current	371	-
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$168,373	$365,462

The cash at the consolidated joint venture represents cash held at the China joint venture and the use of such cash is limited to the operations of the China joint venture (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture and fixtures	$4	$72
Computers and equipment	294	275
Computer software	104	104
Property and equipment	402	451
Less accumulated depreciation	(116)	(83)
Property and equipment, net	$286	$368

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development	$5,066	$1,580
Accrued compensation	1,556	1,388
Accrued legal fees	228	288
Other accruals	139	108
Total	$6,989	$3,364

6. Investments

The Company has invested its excess cash in marketable securities as of June 30, 2021 and December 31, 2020. The following is a summary by significant investment category (in thousands):

	June 30, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$41,667	$5	$(1)	$41,671
Commercial paper	less than 1	30,089	-	-	30,089
U.S. Treasury securities	less than 1	15,255	2	-	15,257
Short-term investments		$87,011	$7	$(1)	$87,017

Corporate debt securities	1 - 2	$16,531	$-	$(16)	$16,515
U.S. Treasury securities	1 - 2	105,833	5	(59)	105,779
Asset-backed securities	1 - 2	22,852	3	(13)	22,842
Long-term investments		$145,216	$8	$(88)	$145,136

	December 31, 2020
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$20,327	$-	$(9)	$20,318
Commercial paper	less than 1	11,080	-	-	11,080
Short-term investments		$31,407	$-	$(9)	$31,398

At June 30, 2021 and December 31, 2020, the Company did not have any securities in material unrealized loss positions. Further, the Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2021 and December 31, 2020.

7. Fair Value Measurements

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$131,988	$-	$-	$131,988
Corporate debt securities	-	58,186	-	58,186
Commercial paper	-	30,089	-	30,089
U.S. Treasury securities	-	121,036	-	121,036
Asset-backed securities	-	22,842	-	22,842
Total cash equivalents and investments	$131,988	$232,153	$-	$364,141

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$364,461	$-	$-	$364,461
Corporate debt securities	-	20,318	-	20,318
Commercial paper	-	11,080	-	11,080
Total cash equivalents and investments	$364,461	$31,398	$-	$395,859

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at June 30, 2021 and December 31, 2020.

8. Stockholders’ Equity

Under its Amended and Restated Articles of Incorporation dated December 7, 2020, the Company had a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock up to a total of 5,218,000 shares (Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of June 30, 2021, 3,814,851 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock option activity, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6,265,409	$4.12	9.3	$223,454
Granted	1,957,351	30.60
Exercised	(116,147)	1.20
Forfeited	(152,466)	3.38
Outstanding at June 30, 2021	7,954,147	$10.69	8.8	$114,503
Exercisable at June 30, 2021	1,507,667	$4.47	7.2	$29,307

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $2.7 million and $0.3 million, respectively.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (ESPP) permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of May 15 and November 15 of each year. A total of 435,000 shares of common stock were initially reserved for issuance under the ESPP. As of June 30, 2021, 405,841 shares of common stock remained available for future grants under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2021	2020

Expected term (in years)	5 - 6	6 - 7
Expected volatility	86% - 89%	88% - 89%
Risk-free interest rate	0.68% - 1.17%	0.63% - 1.66%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $22.24 and $1.95 for the six months ended June 30, 2021 and 2020, respectively.

The assumptions used for the six months ended June 30, 2021 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

Six Months Ended June 30, 2021

Expected term (in years)	0.41 - 0.50
Expected volatility	51% -68%
Risk-free interest rate	0.03% - 0.09%
Expected dividend	0%

Stock-based compensation expense related to the Company’s stock options and ESPP totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,914	$207	$3,190	$325
General and administrative	1,846	203	3,363	213
Total stock-based compensation	$3,760	$410	$6,553	$538

As of June 30, 2021, there was approximately $54.0 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.97 years.

As of June 30, 2021, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

10. Related Party Transactions

a) Series A Preferred Stock Financing of China Joint Venture

In connection with the Series A preferred stock financing of the China joint venture, contributions from noncontrolling interest members totaled $35.0 million. Such noncontrolling interest members are also investors or affiliates of investors in the Company and have representatives that serve on both the Company’s board of directors and the board of directors of the China joint venture.

b) Management Service Agreement with Fount Therapeutics, LLC and Fount Service Corp.

Effective June 22, 2018, the Company entered into a Master Service Agreement with Fount Therapeutics, LLC (FTL) and Fount Service Corp. (FSC), a wholly owned subsidiary of FTL. Under this agreement, FTL and FSC agreed to perform various management and other services to the Company, either directly or via arrangements with third parties. These services included research and development and general and administrative functions, such as finance, audit, accounting, human resources, technology, facilities, and other management services necessary for the Company’s operations. After 2019, the Company no longer relied on FTL or FSC for such services and, in November 2020, the Company terminated its agreement with FTL and FSC. The Company recognized no management fee expenses for the three and six months ended June 30, 2021. The Company recognized no management fee expenses for the three months ended June 30, 2020. The Company recognized management fee expenses of $92,000 for the six months ended June 30, 2020, which are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

c) Management Services Agreement with Subveho, LLC

Effective March 21, 2018, FTL entered into a Management Service Agreement (Subveho MSA) with Subveho, LLC (Subveho), pursuant to which Subveho agreed to perform various services necessary for the operations of the Company. Total expenses paid to Subveho under the Subveho MSA for services provided to the Company were $75,000 for the six months ended June 30, 2020, which are included in the total management fee expenses in Note 10(b), and no expenses were paid for the three months ended June 30, 2020 or for the three and six months ended June 30, 2021. The Subveho MSA was terminated effective March 2020.

11. Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of the China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2021, the Company held a 54.9% equity interest in the joint venture. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s condensed consolidated financial statements.

The following table summarizes the fair value of the China joint venture as of May 13, 2021 recorded upon initial consolidation in our Condensed Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of June 30, 2021, before intercompany eliminations (in thousands):

	June 30, 2021	May 13, 2021
Cash at consolidated joint venture	$35,011	$35,011
Accounts payable and accrued expenses	304	-

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the six months ended June 30, 2021 and 2020.

Leases
In June 2021, the Company entered into an agreement to lease 8,088 rentable square feet of office space (SD Permanent Space) located in San Diego, California (SD Lease) for a period of five years and four months. Payments for the SD Permanent Space pursuant to the SD Lease are expected to commence in the first half of 2022. Additionally, the Company has an option to extend the SD Lease for an additional five years at the end of the initial term. Under the SD Lease, the Company utilizes temporary space in San Diego, California, which is expected to end when payments for the SD Permanent Space commence.

In connection with the execution of the SD Lease, the Company provided a standby letter of credit for $0.4 million in lieu of a security deposit, which is classified as restricted cash on the Condensed Consolidated Balance Sheets. So long as the Company is not in default under the SD Lease, this amount will decrease after each of years three and four of the SD Lease term to $0.3 million.

In May 2021, the Company entered into a lease for temporary office space in San Francisco, California, with a lease term through December 31, 2021.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (Remaining period)	$143
2022	424
2023	655
2024	674
2025	695
2026	716
Thereafter	246
Total mimium lease payments	$3,553

13. Subsequent Events

In August 2021, the Company entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term commencing on the later of (i) December 1, 2021 and (ii) the date that is four calendar months following the date the premises are delivered to the Company as required under the SF Lease. The initial term of the SF Lease expires June 30, 2026, and the Company has an option to extend the SF Lease for an additional three years at the end of the initial term.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to expand the reach of targeted therapeutics by developing products that are designed to address significant unmet need. We utilize our deep expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene mutations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. We believe our unique approach may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development. Our most advanced product candidate is KIN‑2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase mutations, we have designed KIN‑2787 to target Class II and Class III BRAF mutations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF mutations. In April 2021, we filed an Investigational New Drug application (IND) for KIN-2787 with the U.S. Food and Drug Administration (FDA). The FDA cleared our IND in May 2021, and we initiated a Phase 1 clinical trial for KIN-2787 and dosing KIN-2787 in humans in mid-2021. Additionally, we are evaluating Fibroblast Growth Factor Receptors (FGFR) inhibitor candidates for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining. Our lead FGFR candidate, KIN‑3248 is designed to address clinically observed genomic alterations in FGFR2 and FGFR3 that drive resistance to current therapies. We anticipate filing an IND for KIN‑3248 with the FDA in the first half of 2022. KIN-3248 has demonstrated proof of concept in preclinical models and, subject to our planned IND submission taking effect, we anticipate initiating a Phase 1 clinical trial for KIN‑3248 program in the first half of 2022. We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

In May 2021, we announced the closing of a Series A preferred stock financing of the China joint venture  to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2021, we held a 54.9% equity interest in the joint venture.

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

To date, we have financed our operations primarily through proceeds from the issuance of our common stock (including in our IPO) and private placements of our convertible preferred stock. As of June 30, 2021, we had cash and cash equivalents and short-term and long-term investments totaling $365.1 million. Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 24 months.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the six months ended June 30, 2021 was $38.9 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2021, we had an accumulated deficit of $92.2 million.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	advance our RAF program through clinical development and our FGFR program from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

The global COVID‑19 pandemic continues to evolve. The extent of the impact of the COVID‑19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, ongoing and planned future clinical trial enrollment, current and future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to our employee travel and work processes, including having our employees work from home (which we required from March 2020 to June 2021) and as part of a hybrid model both in our offices and also from home (which we are currently executing). We will continue to actively monitor the evolving situation related to COVID‑19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID‑19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

We were incorporated in the State of Delaware in January 2018, and are headquartered in San Diego, California. Our research and development team is primarily based in San Diego, California, with a portion of our management team based in San Francisco, California.

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

External expenses include:

•	expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;

•	the cost of manufacturing compounds for use in our preclinical studies, including under agreements with third parties, such as consultants and contract manufacturing organizations (CMOs); and

•	costs associated with consultants for chemistry, manufacturing and controls (CMC) development, regulatory, statistics and other services, including expenses for technology and facilities.

Internal expenses include:

•	employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions.

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

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue to advance our product candidates through preclinical studies into and through clinical trials, continue to discover and develop additional product candidates and expand our pipeline, maintain, expand, protect and enforce our intellectual property portfolio, and hire additional personnel.

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into and through clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	per-subject trial costs;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the trials;

•	the drop-out and discontinuation rate of subjects;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	obtaining and retaining research and development personnel;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our ongoing and planned future clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Other Expense, Net

Other expense, net primarily consists of the amortization/accretion of our investments.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating expenses:
Research and development	$16,242	$5,579	$28,908	$8,777
General and administrative	5,327	2,047	10,142	3,002
Total operating expenses	21,569	7,626	39,050	11,779
Loss from operations	(21,569)	(7,626)	(39,050)	(11,779)
Other income:
Interest income	672	12	1,075	224
Other expense, net	(548)	-	(927)	-
Total other income, net	124	12	148	224
Net loss	(21,445)	(7,614)	(38,902)	(11,555)
Net loss attributable to redeemable noncontrolling interests	-	-	-	-
Net loss attributable to Kinnate	$(21,445)	$(7,614)	$(38,902)	$(11,555)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
External expenses:
Lead programs	$8,707	$3,744	$16,244	$5,655
Other programs and other unallocated costs	2,202	936	3,584	1,467
Total external expenses	10,909	4,680	19,828	7,122
Internal expenses	5,333	899	9,080	1,655
Total research and development expenses	$16,242	$5,579	$28,908	$8,777

Research and development expenses were $16.2 million for the three months ended June 30, 2021 compared to $5.6 million for the three months ended June 30, 2020, an increase of $10.7 million. The increase was primarily driven by an increase of $5.0 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced, including costs associated with the initiation of a Phase 1 clinical trial for KIN-2787. In addition, internal research and development expenses increased $4.4 million as a result of a significant increase in research and development personnel and higher stock-based compensation. The remainder of the increase was external expenses for other non-lead programs and for unallocated costs reflecting increased spend in early-stage pipeline research. For the six months ended June 30, 2021, research and development expenses were $28.9 million compared to $8.8 million for the same period in 2020, an increase of $20.1 million. Similar to the three months ended June 30, 2021, the increase was primarily driven by an increase of $10.6 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced. In addition, internal research and development expenses increased $7.4 million as a result of a significant increase in research and development personnel and higher stock-based compensation. The remainder of the increase was external expenses for other non-lead programs. We expect research and development expenses to continue to increase throughout 2021 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended June 30, 2021 compared to $2.0 million for the three months ended June 30, 2020, an increase of $3.3 million. For the six months ended June 30, 2021, general and administrative expenses were $10.1 million compared to $3.0 million for the same period in 2020, an increase of $7.1 million. These increases were primarily driven by an increase in headcount, higher stock-based compensation, an increase in accounting fees and legal fees and increased corporate insurance costs. We expect general and administrative expenses to continue to increase throughout 2021 as we incur increased expenses, including accounting, legal, compliance and insurance costs, associated with operating as a public company, as well as increasing headcount.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2021 compared to $12,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, interest income was $1.1 million compared to $0.2 million for the same period in 2020, an increase of $0.9 million. These increases were primarily driven by an increase in our average cash and investment balances during 2021 as a result of the proceeds from our Series C convertible preferred stock financing in July and August 2020 and our IPO completed in December 2020, as well as investments in higher yielding assets in 2021 in connection with the establishment of an asset management account in December 2020.

Other (Expense) Income, Net

Other (expense) income, net was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively, compared to $0 for the three and six months ended June 30, 2020. These increases were primarily due to the amortization/accretion of investments recognized during the three and six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, as we:

•	advance our RAF program through clinical development and our FGFR program from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(30,901)	$(8,383)
Net cash used in investing activities	(201,675)	(133)
Net cash provided by financing activities	35,487	5
Net decrease in cash, cash equivalents and restricted cash	$(197,089)	$(8,511)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $30.9 million. This consisted of our consolidated net loss of $38.9 million offset by a net increase in working capital of $0.5 million, primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other assets, net of stock compensation expense of $6.6 million and amortization/accretion of investments of $0.8 million.

Net cash used in operating activities during the six months ended June 30, 2020 was $8.4 million. This consisted of our consolidated net loss of $11.6 million offset by a net increase in working capital of $2.6 million, primarily due to an increase in accounts payable and accrued expenses and a decrease in related party receivables, net of stock compensation expense of $0.5 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $201.7 million and related to purchases of short-term and long-term investments totaling $201.6 million, as well as purchases of property and equipment in the amount of $35,000.

Net cash used in investing activities during the six months ended June 30, 2020 was $0.1 million and related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $35.5 million. This consisted of contributions from noncontrolling interest owners of $34.9 million, net of offering costs, proceeds from the issuance of common stock upon stock option exercises of $0.1 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.5 million.

Net cash provided by financing activities during the three months ended June 30, 2020 was $5,000. This consisted of proceeds from the issuance of common stock upon stock option exercises of $21,000, offset by issuance costs of $16,000 from the sale of shares of Series B convertible preferred stock, which was completed in December 2019.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 except with respect to the consolidation and determination of the VIE surrounding the China joint venture as disclosed in Note 1 of the consolidated financial statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934.

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

Notwithstanding the identified material weaknesses, our Chief Executive Officer and our Chief Financial Officer believe the financial statements included in this Quarterly Report on Form 10‑Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weaknesses described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We are very early in our development efforts, have a limited operating history, have limited experience initiating and have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We recently became a clinical-stage biopharmaceutical company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations in January 2018, have recently commenced the initiation of our first clinical trial and dosing KIN-2787 in humans, have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our Rapidly Accelerated Fibrosarcoma (RAF) inhibitor and Fibroblast Growth Factor Receptors (FGFR) inhibitor programs and our CDK12 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully fully initiate and complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors or others to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and private placements of our convertible preferred stock. Our consolidated net loss was $38.9 million for the six months ended June 30, 2021, and as of June 30, 2021, we had an accumulated deficit of $92.2 million. We are still in the early stages of development of our product candidates, have recently commenced the initiation of our first clinical trial and dosing KIN-2787 in humans and have not completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of product candidates from our RAF program and preclinical and clinical development of product candidates from our FGF program, our CDK12 and other research programs, and any other future programs;

•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of product candidates from our RAF and FGFR programs, our CDK12 and other research programs, and any other future programs;

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

We are very early in our development efforts.  While we have initiated a Phase 1 clinical trial for KIN-2787 for our RAF program, we have only recently started dosing KIN-2787 in humans. Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We have limited experience as a company in conducting clinical trials.

Although we have recently initiated a Phase 1 clinical trial for KIN-2787 and dosing KIN-2787 in humans for our RAF program, we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file Investigational New Drug applications (INDs) to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In April 2021, we filed an IND for KIN-2787 with the FDA. The FDA cleared our IND in May 2021, and we initiated a Phase 1 clinical trial for KIN-2787 and dosing KIN-2787 in humans in mid-2021. We expect to submit an IND for KIN-3248 in our FGFR program in the first half of 2022. However, we may not be able to file an IND for KIN-3248 or for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN‑2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated a Phase 1 clinical trial for KIN-2787 for our RAF program, we have only recently started dosing KIN-2787 in humans and we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The COVID‑19 pandemic could adversely impact our business, including our ongoing and planned future clinical trials and preclinical studies.

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

•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of our employees including those hired during the COVID‑19 pandemic, working from home or in a hybrid model;

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

We are still assessing the impact that the COVID‑19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID‑19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID‑19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID‑19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID‑19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trial and in our plans for future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trial, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such trials due to the effects of the COVID‑19 pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID‑19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID‑19 pandemic; a list of all subjects affected by the COVID‑19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance documents recently issued by the FDA include an April 2021 guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and May 2021 updates to the guidance on manufacturing, supply chain, and drug and biological product inspections. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated non-small cell lung cancer (NSCLC) and anaplastic thyroid cancer, and Braftovi (encorafenib) is also used in mutated colorectal cancer (CRC). FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase II clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as LXH254 and Belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase I clinical trials with Novartis AG and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 is also currently in clinical development and there are other RAF inhibitors currently in development. For our FGFR program, there are three currently approved selective FGFR2 and FGFR3 inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib) and a number of programs that are in clinical development, including Taiho Oncology, Inc.’s TAS120 (futibatinib), and Relay Therapeutics, Inc., which has an FGFR2-specific clinical candidate in development (RLY4008).

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more of our product candidates during the course of our ongoing or planned future clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned future clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID‑19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.  For additional risk factors related to the potential impact of the COVID-19 pandemic, please see the risk factor above titled, “The COVID-19 pandemic could adversely impact our business, including our ongoing and planned future clinical trials and preclinical studies.”

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including legal and constitutional challenges in the Fifth Circuit Court and the Supreme Court of the United States.  In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

•
the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require applicable manufacturers of covered drugs, devices, biologicals or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022 for data reported in 2022 and collected in 2021, these reporting obligations with respect to covered recipients have been extended to include payments and transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners, among others; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our board of directors currently includes three female directors, and two directors from an “underrepresented community.” If the current composition of our board of directors changes prior to December 31, 2021 or December 31, 2022, we might be out of compliance with Senate Bill 826 or Assembly Bill 979. An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors we could be out of compliance with the Nasdaq rule (if adopted). We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law or the proposed Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

We contract many of our research and preclinical activities to third parties outside the United States, including in China. In addition, in May 2021 we announced the establishment of the China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of June 30, 2021, we held a 54.9% equity interest in the joint venture. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and our current joint venture are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the United States or China governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2021, we had 52 full-time employees, including 39 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID‑19 pandemic. Due to the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

To the extent that any disruption, security incident, or security breach results in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Our studies in China (discussed below) could increase our risk to such disruptions.

We expect to incur significant costs in an effort to detect, prevent, and respond to security incidents. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks and operational technology attacks globally, and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security incident or breach of, or other disruption to, our systems and the systems of third parties that support us and our operations. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. Litigation and governmental investigations could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation or investigations, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect data in our possession, custody or control could have a material adverse effect upon our reputation, business, operations, or financial condition.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our ongoing preclinical studies and clinical trial, and plan to rely on third parties to conduct additional planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trial under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) over 70 medicinal chemists at leading CROs, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our ongoing or planned future clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

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

Prior to our IPO in December 2020, no market for shares of our common stock existed. Shares of our common stock only recently began trading on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may also reduce the fair market value of investors’ shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable  in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On December 2, 2020, our registration statement on Form S‑1 (File No. 333-250086) was declared effective by the SEC for our IPO. We began trading on the Nasdaq Global Select Market on December 3, 2020, and our IPO formally closed on December 7, 2020. In connection with our IPO, we issued and sold an aggregate of 13,800,000 shares of our common stock at a price of $20.00 per share, including 1,800,000 shares issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $276.0 million. The joint book-running managers for our IPO were Goldman Sachs & Co. LLC, SVB Leerink LLC, and Piper Sandler & Co. and Wedbush Securities Inc. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $19.3 million, the net proceeds from the offering were approximately $256.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 3, 2020 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

KINNATE BIOPHARMA INC.

August 16, 2021	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

August 16, 2021	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)