Form 10-Q
period 2021-09-30
Kinnate Biopharma Inc.
filed 2021-11-10
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 9, 2021, the Registrant had 43,696,095 shares of common stock, $0.0001 par value per share, outstanding.

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned future clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•
the ability of our ongoing and planned future preclinical studies and ongoing and planned future clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•
the timing, progress and results of ongoing and planned future preclinical studies and clinical trials for our current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the preclinical studies or clinical trials will become available, and our research and development programs;

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final U.S. Food and Drug Administration (FDA) approval of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

-ii-

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of the COVID‑19 pandemic on our business;

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

•
our continued reliance on third parties to conduct ongoing and planned future preclinical studies and clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;

•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and

•	our anticipated use of our existing resources.

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

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$135,009	$365,462
Cash at consolidated joint venture	34,308	-
Short-term investments	88,219	31,398
Prepaid expenses and other current assets	3,176	3,343
Total current assets	260,712	400,203
Property and equipment, net	291	368
Long-term investments	124,636	-
Restricted cash	371	-
Other non-current assets	319	-
Total assets	$386,329	$400,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,724	$3,940
Accrued expenses	7,575	3,364
Total current liabilities	10,299	7,304
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	35,000	-
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 43,682,671 and 43,477,439 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	457,995	446,601
Accumulated other comprehensive loss	(36)	(9)
Accumulated deficit	(116,933)	(53,329)
Total stockholders’ equity	341,030	393,267
Total liabilities and equity	$386,329	$400,571

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$18,729	$8,484	$47,637	$17,261
General and administrative (includes related party amounts of $0 and $92 for the three and nine months ended September 30, 2020)	6,073	2,019	16,215	5,021
Total operating expenses	24,802	10,503	63,852	22,282
Loss from operations	(24,802)	(10,503)	(63,852)	(22,282)
Other income:
Interest income	640	4	1,715	228
Other expense, net	(540)	-	(1,467)	-
Total other income, net	100	4	248	228
Net loss	(24,702)	(10,499)	(63,604)	(22,054)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Net loss attributable to Kinnate	$(24,702)	$(10,499)	$(63,604)	$(22,054)

Weighted-average shares outstanding, basic and diluted	43,663,985	3,748,324	43,559,787	3,709,020
Net loss per share, basic and diluted	$(0.57)	$(2.80)	$(1.46)	$(5.95)

Comprehensive loss:
Net loss	$(24,702)	$(10,499)	$(63,604)	$(22,054)
Other comprehensive loss:
Unrealized income (loss) on investments	38	-	(27)	-
Total comprehensive loss	(24,664)	(10,499)	(63,631)	(22,054)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Comprehensive loss attributable to Kinnate	$(24,664)	$(10,499)	$(63,631)	$(22,054)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity	Interests

Balance at December 31, 2020	-	$-	-	$-	-	$-	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,793	-	-	2,793	-
Net loss	-	-	-	-	-	-	-	-	-	-	(17,457)	(17,457)	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(31)	-	(31)	-
Balance at March 31, 2021	-	$-	-	$-	-	$-	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572	$-
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,760	-	-	3,760	-
Exercise of stock options	-	-	-	-	-	-	116,147	-	139	-	-	139	-
Shares issued under employee stock purchase plan	-	-	-	-	-	-	29,159	-	495	-	-	495	-
Contributions from redeemable convertible noncontrolling interest owners	-	-	-	-	-	-	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable NCI	-	-	-	-	-	-	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(21,445)	(21,445)	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(34)	-	(34)	-
Balance at June 30, 2021	-	$-	-	$-	-	$-	43,622,745	$4	$453,641	$(74)	$(92,231)	$361,340	$35,000
Stock-based compensation expense	-	-	-	-	-	-	-	-	4,161	-	-	4,161	-
Exercise of stock options	-	-	-	-	-	-	59,926	-	193	-	-	193	-
Net loss	-	-	-	-	-	-	-	-	-	-	(24,702)	(24,702)	-
Other comprehensive income	-	-	-	-	-	-	-	-	-	38	-	38	-
Balance at September 30, 2021	-	$-	-	$-	-	$-	43,682,671	$4	$457,995	$(36)	$(116,933)	$341,030	$35,000

Balance at December 31, 2019	7,762,727	$18,942	9,705,182	$74,204	-	$-	3,665,020	$-	$82	$-	$(17,568)	$(17,486)	$-
Issuance costs for Series B convertible preferred stock	-	-	-	(17)	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	128	-	-	128	-
Exercise of stock options	-	-	-	-	-	-	7,593	-	3	-	-	3	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,941)	(3,941)	-
Balance at March 31, 2020	7,762,727	$18,942	9,705,182	$74,187	-	$-	3,672,613	$-	$213	$-	$(21,509)	$(21,296)	$-
Stock-based compensation expense	-	-	-	-	-	-	-	-	410	-	-	410	-
Exercise of stock options	-	-	-	-	-	-	101,167	-	18	-	-	18	-
Net loss	-	-	-	-	-	-	-	-	-	-	(7,614)	(7,614)	-
Balance at June 30, 2020	7,762,727	$18,942	9,705,182	$74,187	-	$-	3,773,780	$-	$641	$-	$(29,123)	$(28,482)	$-
Issuance costs for Series C convertible preferred stock	-	-	-	-	8,282,789	97,706	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	714	-	-	714	-
Exercise of stock options	-	-	-	-	-	-	4,218	-	5	-	-	5	-
Shares acquired upon forfeiture	-	-	-	-	-	-	(29,216)	-	(75)	-	-	(75)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(10,499)	(10,499)	-
Balance at September 30, 2020	7,762,727	$18,942	9,705,182	$74,187	8,282,789	$97,706	3,748,782	$-	$1,285	$-	$(39,622)	$(38,337)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,604)	$(22,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,714	1,252
Depreciation	87	59
Amortization/accretion of investments	1,360	-
Loss on disposal of property and equipment	58	-
Changes in operating assets and liabilities:
Related party receivables, net	-	1,127
Prepaid expenses and other assets	(152)	(650)
Accounts payable and accrued expenses	2,995	3,861
Net cash used in operating activities	(48,542)	(16,405)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(216,613)	-
Sales and maturities of short-term and long-term investments	33,769	-
Purchases of property and equipment	(68)	(359)
Net cash used in investing activities	(182,912)	(359)
Cash flows from financing activities:
Issuance costs for Series B convertible preferred stock	-	(17)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	-	97,706
Payment of deferred offering costs	-	(470)
Contributions from redeemable convertible noncontrolling interest owners, net	34,853	-
Proceeds (payments) upon stock option exercises, net of shares acquired upon forfeiture	332	(49)
Proceeds from issuance of common stock under employee stock purchase plan	495	-
Net cash provided by financing activities	35,680	97,170
Net (decrease) increase in cash, cash equivalents and restricted cash	(195,774)	80,406
Cash, cash equivalents and restricted cash at the beginning of the period	365,462	76,453
Cash, cash equivalents and restricted cash at the end of the period	$169,688	$156,859

Supplemental non-cash investing and financing activity:
Property and equipment included in accounts payable and accrued expenses	$-	$16
Deferred offering costs included in accounts payable and accrued expenses	$-	$876

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $116.9 million and had cash and cash equivalents and short-term and long-term investments totaling $347.9 million as of September 30, 2021. From its inception through September 30, 2021, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2021, the Company held a 54.9% equity interest in the joint venture.

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

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of September 30, 2021, the Company held a 54.9% equity interest in the China joint venture. Based on the Company’s assessment, the Company concluded that the China joint venture is a VIE and the Company is the primary beneficiary.

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

2. Summary of Significant Accounting Policies

Redeemable Convertible Noncontrolling Interests

The shares third parties own in the China joint venture represent an interest in the equity the Company does not control. The redeemable convertible noncontrolling interests attributable to other owners has been classified in temporary equity on the Condensed Consolidated Balance Sheets as the preferred stock is redeemable by the noncontrolling interests.

Since the preferred stock held at the China joint venture does not represent a residual equity interest, net losses of the China joint venture are not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equals its carrying value.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to Kinnate	$(24,702)	$(10,499)	$(63,604)	$(22,054)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	43,663,985	3,748,324	43,559,787	3,709,020
Net loss per share, basic and diluted	$(0.57)	$(2.80)	$(1.46)	$(5.95)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	7,677,795	5,700,149	7,677,795	5,700,149
Convertible preferred stock	-	25,750,698	-	25,750,698
Total	7,677,795	31,450,847	7,677,795	31,450,847

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$135,009	$365,462
Cash at consolidated joint venture	34,308	-
Restricted cash, non-current	371	-
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$169,688	$365,462

The cash at the consolidated joint venture represents cash held at the China joint venture and the use of such cash is limited to the operations of the China joint venture (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture and fixtures	$4	$72
Computers and equipment	327	275
Computer software	104	104
Property and equipment	435	451
Less accumulated depreciation	(144)	(83)
Property and equipment, net	$291	$368

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development	$4,033	$1,580
Accrued compensation	2,862	1,388
Accrued legal fees	134	288
Other accruals	546	108
Total	$7,575	$3,364

6. Investments

The Company has invested its excess cash in marketable securities as of September 30, 2021 and December 31, 2020. The following is a summary by significant investment category (in thousands):

	September 30, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$41,372	$4	$(6)	$41,370
Commercial paper	less than 1	11,000	-	-	11,000
U.S. Treasury securities	less than 1	30,368	10	-	30,378
Asset-backed securities	less than 1	5,475	-	(4)	5,471
Short-term investments		$88,215	$14	$(10)	$88,219

Corporate debt securities	1 - 2	$4,739	$-	$(1)	$4,738
U.S. Treasury securities	1 - 2	105,469	7	(40)	105,436
Asset-backed securities	1 - 2	14,468	1	(7)	14,462
Long-term investments		$124,676	$8	$(48)	$124,636

	December 31, 2020
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$20,327	$-	$(9)	$20,318
Commercial paper	less than 1	11,080	-	-	11,080
Short-term investments		$31,407	$-	$(9)	$31,398

At September 30, 2021 and December 31, 2020, the Company did not have any securities in material unrealized loss positions. Further, the Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2021 and December 31, 2020.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$134,000	$-	$-	$134,000
Corporate debt securities	-	46,108	-	46,108
Commercial paper	-	11,000	-	11,000
U.S. Treasury securities	-	135,814	-	135,814
Asset-backed securities	-	19,933	-	19,933
Total cash equivalents and investments	$134,000	$212,855	$-	$346,855

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$364,461	$-	$-	$364,461
Corporate debt securities	-	20,318	-	20,318
Commercial paper	-	11,080	-	11,080
Total cash equivalents and investments	$364,461	$31,398	$-	$395,859

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at September 30, 2021 and December 31, 2020.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock up to a total of 5,218,000 shares (Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of September 30, 2021, 4,031,277 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock option activity, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6,265,409	$4.12	9.3	$223,454
Granted	2,099,851	30.01
Exercised	(176,073)	1.88
Forfeited	(511,392)	9.59
Outstanding at September 30, 2021	7,677,795	$10.89	8.5	$107,061
Exercisable at September 30, 2021	2,278,793	$5.48	7.2	$41,712

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $1.1 million and $0.3 million, respectively.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (ESPP) permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of May 15 and November 15 of each year. A total of 435,000 shares of common stock were initially reserved for issuance under the ESPP. As of September 30, 2021, 405,841 shares of common stock remained available for future grants under the ESPP.

2021 Equity Incentive Plan at China Joint Venture

The China joint venture adopted the 2021 Equity Incentive Plan (2021 Plan), which allows for the issuance of options for shares of common stock and share appreciation rights up to a total of 9,000,000 shares subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2021 Plan.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2021	2020

Expected term (in years)	5 - 6	6 - 7
Expected volatility	86% - 89%	88% - 89%
Risk-free interest rate	0.68% - 1.17%	0.37% - 1.57%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $21.80 and $2.58 for the nine months ended September 30, 2021 and 2020, respectively.

The assumptions used for the nine months ended September 30, 2021 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

Nine Months Ended September 30, 2021

Expected term (in years)	0.41 - .50
Expected volatility	51% -68%
Risk-free interest rate	0.03% - 0.09%
Expected dividend	0%

Stock-based compensation expense related to the Company’s stock options and ESPP totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,768	$370	$4,958	$695
General and administrative	2,393	344	5,756	557
Total stock-based compensation	$4,161	$714	$10,714	$1,252

As of September 30, 2021, there was approximately $49.0 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.78 years.

As of September 30, 2021, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

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

b) Management Service Agreement with Fount Therapeutics, LLC and Fount Service Corp.

Effective June 22, 2018, the Company entered into a Master Service Agreement with Fount Therapeutics, LLC (FTL) and Fount Service Corp. (FSC), a wholly owned subsidiary of FTL. Under this agreement, FTL and FSC agreed to perform various management and other services to the Company, either directly or via arrangements with third parties. These services included research and development and general and administrative functions, such as finance, audit, accounting, human resources, technology, facilities, and other management services necessary for the Company’s operations. After 2019, the Company no longer relied on FTL or FSC for such services and, in November 2020, the Company terminated its agreement with FTL and FSC. The Company recognized no management fee expenses for the three and nine months ended September 30, 2021. The Company recognized no management fee expenses for the three months ended September 30, 2020. The Company recognized management fee expenses of $92,000 for the nine months ended September 30, 2020, which are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

c) Management Services Agreement with Subveho, LLC

Effective March 21, 2018, FTL entered into a Management Service Agreement (Subveho MSA) with Subveho, LLC (Subveho), pursuant to which Subveho agreed to perform various services necessary for the operations of the Company. Total expenses paid to Subveho under the Subveho MSA for services provided to the Company were $75,000 for the nine months ended September 30, 2020, which are included in the total management fee expenses in Note 10(b), and no expenses were paid for the three months ended September 30, 2020 or for the three and nine months ended September 30, 2021. The Subveho MSA was terminated effective March 2020.

11. Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of the China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2021, the Company held a 54.9% equity interest in the joint venture. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s condensed consolidated financial statements.

The following table summarizes the fair value of the China joint venture as of May 13, 2021 recorded upon initial consolidation in the Company's Condensed Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of September 30, 2021, before intercompany eliminations (in thousands):

	September 30, 2021	May 13, 2021
Cash at consolidated joint venture	$34,308	$35,011
Accounts payable and accrued expenses	175	-

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2021 and 2020.

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

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (Remaining period)	$71
2022	806
2023	1,048
2024	1,079
2025	1,112
2026	927
Thereafter	246
Total mimium lease payments	$5,289

13. Subsequent Events

On October 28, 2021, the Company announced that on December 3, 2021 Eric Murphy, Ph.D. will transition from the Company’s Chief Scientific Officer to a member of its Scientific Advisory Board.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to expand the reach of targeted therapeutics by developing products that are designed to address significant unmet need. We utilize our deep expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. We believe our unique approach may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development. Our most advanced product candidate is KIN‑2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN‑2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an Investigational New Drug application (IND) for KIN-2787 with the U.S. Food and Drug Administration (FDA). The FDA cleared our IND in May 2021, and we initiated a Phase 1 clinical trial for KIN-2787 and dosing KIN-2787 in humans in mid-2021. Additionally, we are evaluating Fibroblast Growth Factor Receptors (FGFR) inhibitor candidates for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining. Our lead FGFR candidate, KIN‑3248, is designed to address clinically observed genomic alterations in FGFR2 and FGFR3 that drive resistance to current therapies. We anticipate filing an IND for KIN‑3248 with the FDA in the first half of 2022. KIN-3248 has demonstrated proof of concept in preclinical models and, subject to our planned IND submission taking effect, we anticipate initiating a Phase 1 clinical trial for KIN‑3248 program in the first half of 2022. We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

In May 2021, we announced the closing of a Series A preferred stock financing of the China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2021, we held a 54.9% equity interest in the joint venture.

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

To date, we have financed our operations primarily through proceeds from the issuance of our common stock (including in our IPO) and private placements of our convertible preferred stock. As of September 30, 2021, we had cash and cash equivalents and short-term and long-term investments totaling $347.9 million, exclusive of $34.3 million at the China joint venture. Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 24 months.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the nine months ended September 30, 2021 was $63.6 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2021, we had an accumulated deficit of $116.9 million.

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

The global COVID‑19 pandemic continues to evolve. The extent of the impact of the COVID‑19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, ongoing and planned future clinical trial enrollment, current and future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to our employee travel and work processes, including having our employees work from home (which our employees did almost exclusively between March 2020 and June 2021) and as part of a hybrid model both in our offices and also from home (which we are currently executing). We will continue to actively monitor the evolving situation related to COVID‑19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID‑19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into and through clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	per-subject trial costs;

•	the number of clinical trials required for regulatory approval;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the clinical trials;

•	the drop-out and discontinuation rate of subjects;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the clinical trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	obtaining and retaining research and development personnel;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our ongoing and planned future clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the continued research and development of our programs and growth of our business. We also anticipate that we will incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act) and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income

Interest Income

Interest income primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Other Expense, Net

Other expense, net primarily consists of the amortization/accretion of our investments.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$18,729	$8,484	$10,245	$47,637	$17,261	$30,376
General and administrative	6,073	2,019	4,054	16,215	5,021	11,194
Total operating expenses	24,802	10,503	14,299	63,852	22,282	41,570
Loss from operations	(24,802)	(10,503)	(14,299)	(63,852)	(22,282)	(41,570)
Other income:
Interest income	640	4	636	1,715	228	1,487
Other expense, net	(540)	-	(540)	(1,467)	-	(1,467)
Total other income, net	100	4	96	248	228	20
Net loss	(24,702)	(10,499)	(14,203)	(63,604)	(22,054)	(41,550)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-	-	-
Net loss attributable to Kinnate	$(24,702)	$(10,499)	$(14,203)	$(63,604)	$(22,054)	$(41,550)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
External expenses:
Lead programs	$9,260	$6,345	$2,915	$25,504	$12,000	$13,504
Other programs and other unallocated costs	3,142	401	2,741	6,726	1,868	4,858
Total external expenses	12,402	6,746	5,656	32,230	13,868	18,362
Internal expenses	6,327	1,738	4,589	15,407	3,393	12,014
Total research and development expenses	$18,729	$8,484	$10,245	$47,637	$17,261	$30,376

Research and development expenses were $18.7 million for the three months ended September 30, 2021 compared to $8.5 million for the three months ended September 30, 2020, an increase of $10.2 million. The increase was attributable to an increase of $2.9 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced, including costs associated with the initiation of a Phase 1 clinical trial for KIN-2787, as well as an increase of $2.7 million in external expenses for other non-lead programs reflecting increased spend in early-stage pipeline research. In addition, internal research and development expenses increased $4.6 million as a result of a significant increase in research and development personnel and higher stock-based compensation. For the nine months ended September 30, 2021, research and development expenses were $47.6 million compared to $17.3 million for the same period in 2020, an increase of $30.4 million. The increase was primarily driven by an increase of $13.5 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced. In addition, internal research and development expenses increased $12.0 million as a result of a significant increase in research and development personnel and higher stock-based compensation. The remainder of the increase of $4.9 million was related to external expenses for other non-lead programs. We expect research and development expenses to continue to increase throughout 2021 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended September 30, 2021 compared to $2.0 million for the three months ended September 30, 2020, an increase of $4.1 million. For the nine months ended September 30, 2021, general and administrative expenses were $16.2 million compared to $5.0 million for the same period in 2020, an increase of $11.2 million. These increases were primarily driven by an increase in headcount, higher stock-based compensation, an increase in accounting fees and legal fees and increased corporate insurance costs. We expect general and administrative expenses to continue to increase throughout 2021 as we incur increased expenses, including accounting, legal, compliance and insurance costs, associated with operating as a public company, as well as increasing headcount.

Interest Income

Interest income was $0.6 million for the three months ended September 30, 2021 and was immaterial for the three months ended September 30, 2020, representing an increase of $0.6 million. For the nine months ended September 30, 2021, interest income was $1.7 million compared to $0.2 million for the same period in 2020, an increase of $1.5 million. These increases were primarily driven by an increase in our average cash and investment balances during 2021 as a result of the proceeds from our IPO completed in December 2020, as well as investments in higher yielding assets in 2021 in connection with the establishment of an asset management account in December 2020.

Other Expense, Net

Other expense, net was $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, compared to $0 for the three and nine months ended September 30, 2020. These increases were primarily due to the amortization/accretion of investments recognized during the three and nine months ended September 30, 2021.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(48,542)	$(16,405)
Net cash used in investing activities	(182,912)	(359)
Net cash provided by financing activities	35,680	97,170
Net (decrease) increase in cash, cash equivalents and restricted cash	$(195,774)	$80,406

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $48.5 million. This consisted of our consolidated net loss of $63.6 million offset by a net increase in working capital of $2.8 million, primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other assets, net of stock compensation expense of $10.7 million and amortization/accretion of investments of $1.4 million.

Net cash used in operating activities during the nine months ended September 30, 2020 was $16.4 million. This consisted of our consolidated net loss of $22.1 million offset by a net increase in working capital of $4.3 million, primarily due to an increase in accounts payable and accrued expenses and a decrease in related party receivables, net of stock compensation expense of $1.3 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $182.9 million and related primarily to purchases of short-term and long-term investments totaling $216.6 million partially offset by the sales and maturities of short-term and long-term investments totaling $33.8 million.

Net cash used in investing activities during the nine months ended September 30, 2020 was $0.4 million and related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $35.7 million. This consisted of contributions from noncontrolling interest owners of $34.9 million, net of offering costs, proceeds from the issuance of common stock upon stock option exercises of $0.3 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $97.2 million. This consisted primarily of proceeds of $97.7 million from the sale of shares of Series C convertible preferred stock, net of issuance costs, partially offset by the payment of deferred offering costs in the amount of $0.5 million related to our initial public offering, which was completed in December 2020.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 29, 2021 except with respect to the consolidation and determination of the VIE surrounding the China joint venture as disclosed in Note 1 of the consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act.

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

Material Weakness Remediation

We have taken and are taking steps to remediate the material weaknesses described above, including, implementing additional procedures to ensure appropriate review of accrued expenses and classification of operating expenses in order to remediate the material weakness relating to proper recognition of accrued liabilities related to research and development expenses and classification of operating expenses between research and development expense and general and administrative expense, and implementing appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system scheduled for 2022, to remediate the material weakness relating to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weaknesses described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks related to the following:

Risks Related to our Financial Position and Need for Additional Capital

•	We are early in our development efforts and have a limited operating history and no products approved for commercial sale.
•	We have incurred significant net losses and expect to continue to incur significant net losses for the foreseeable future.
•	Our ability to generate revenue and achieve profitability depends on our ability to achieve our objectives relating to discovery, development and commercialization of our product candidates.
•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

•	We are substantially dependent on our RAF and FGFR programs.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our CDK12 and other research programs.
•	Our approach to the discovery and development of product candidates is unproven.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have limited experience as a company in conducting clinical trials.

•	We may not be able to file INDs on the timelines we expect.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	The COVID-19 pandemic could adversely impact our business.
•	We have limited resources and are currently focusing our efforts on our RAF and FGFR programs.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	The manufacture of drugs is complex, and third-party manufacturers may encounter production difficulties.
•	Changes in methods of manufacturing or formulation may result in additional costs or delay.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.
•	Our product candidates may become subject to unfavorable third-party coverage and reimbursement practices.
•	Our business entails a significant risk of product liability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	We may develop our product candidates with other therapies, which would expose us to additional risks.
•	We have never commercialized a product candidate as a company and currently lack the resources to do so on our own or with others.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•	Regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
•
If we are required to obtain approval of a companion diagnostic test for any of our product candidates and we do not obtain or we face delays in obtaining approval of a test, we will not be able to commercialize the product candidate.

•
Where appropriate, we plan to secure approval from regulatory authorities through accelerated registration pathways. If we are unsuccessful, we may be required to conduct additional preclinical studies or clinical trials.

•	We may seek, but not obtain, Fast Track designation from the FDA for one or more of our product candidates.
•	A Breakthrough Therapy designation by the FDA may not lead to a faster review or approval process.
•	We may not be able to obtain orphan drug designation or orphan drug exclusivity for one or more of our product candidates.

•	We may face difficulties from changes to current regulations and future legislation.
•	Inadequate funding for regulatory authorities could prevent them from performing normal business functions.
•	Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors may be subject to reporting requirements and various laws.
•	We are required to comply with data collection regulations governing the use, processing and cross-border transfer of personal information.
•	Our employees, service providers, suppliers and vendors may engage in misconduct or other improper activities.
•
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar foreign laws, as well as U.S. and foreign export controls, trade sanctions, and import laws and regulations.

•	If we fail to comply with California laws or Nasdaq rules governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

•	Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and other employees.
•	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing growth.
•	Our internal computer systems, or those of any of our service providers, may fail or suffer security or data privacy breaches or other unauthorized access to proprietary and confidential data.
•	Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China.
•	Our operations are vulnerable to interruption by natural disasters, terrorist activity, pandemics and other events.
•
If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

•	A variety of risks associated with marketing our product candidates internationally could adversely affect our business.
•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Intellectual Property

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Our commercial success depends on our operating without infringing the patents and other proprietary rights of third parties.
•	We may not be successful in obtaining or maintaining rights to our future product candidates through acquisitions and in-licenses.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents, which could be expensive, time consuming and unsuccessful.

•	Intellectual property litigation may lead to unfavorable publicity and cause the price of our common stock to decline.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	Patent reform legislation may increase uncertainties and costs of prosecuting patent applications and enforcing issued patents.
•	Changes in patent law could diminish the value of patents in general.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Obtaining and maintaining patent protection depends on compliance with requirements imposed by regulations and agencies.
•	Inadequate protection of our trademarks and trade names may harm our ability to build name recognition.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•	We may be subject to claims that we have wrongfully used or disclosed confidential information or trade secrets.
•	We may be subject to claims that we have wrongfully hired an employee from a competitor.
•	Our rights to develop and commercialize our technology and product candidates may be subject to licenses.
•	If we fail to comply with our third-party license agreements, we could lose license rights that are important to our business.
•	The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.
•	Intellectual property discovered through government funded programs may be subject to federal regulations.

Risks Related to Our Dependence on Third Parties

•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
•
We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization.

•	Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes.
•
If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

•	If our manufacturers use hazardous materials in a manner that causes injury or violates law, we may be liable for damages.
•	If we decide to establish collaborations but are not able to do so on commercially reasonable terms, we may have to alter our development and commercialization plans.

Risks Related to the Securities Markets and Ownership of Our Common Stock

•	The market price of our common stock is volatile, which could result in substantial losses for investors.

•
If securities analysts do not publish research or reports about our business, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

•
We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, we may not be able to accurately or timely report our financial condition or results of operations.

•
Delaware law and provisions in our charter documents might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

•
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and private placements of our convertible preferred stock. Our consolidated net loss was $63.6 million for the nine months ended September 30, 2021, and as of September 30, 2021, we had an accumulated deficit of $116.9 million. We are still in the early stages of development of our product candidates, have recently commenced the initiation of our first clinical trial and dosing KIN-2787 in humans and have not completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each alteration will be large enough to allow us to successfully obtain approval for each alteration type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for Class II or III BRAF alteration-driven cancers for our RAF program, or FGFR2 and FGFR3 alteration-driven cancers for our FGFR program, we may never successfully identify additional oncogenic alterations for other receptor tyrosine kinases. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal preclinical studies or of human clinical trials, due to the inherent biologic differences in species, the differences between testing conditions in animal preclinical studies and human clinical trials, and the particular goals, purposes, and designs of the relevant preclinical studies and clinical trials. We have, for example, seen consistency in the pharmacokinetic properties of KIN‑2787 in preclinical studies with rats and with mice, and between these studies, but variability in these properties in certain of our preclinical studies with cynomolgus monkeys. These preclinical studies, regardless of the degree that they are consistent, may or may not be predictive of the pharmacokinetic properties of KIN‑2787 in human trials.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

Any preclinical studies or clinical trials that we conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

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

A key element of our strategy is to use and expand our Kinnate Discovery Engine to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery and preclinical development of product candidates in our RAF and FGFR programs (and clinical development in our RAF program), such product candidates, and any other product candidates we may develop, may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. Our Kinnate Discovery Engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genomic alterations which are oncogenic and are targeted for patient populations or identifying acquired and intrinsic resistance mutations that present sufficient commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.

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

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN‑2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated a Phase 1 clinical trial for KIN-2787 for our RAF program, we have only recently started dosing KIN-2787 in humans and we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, our product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our ongoing and planned future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons.

If significant adverse events or other side effects are observed in any of our ongoing or planned future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an institutional review board (IRB) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same preclinical studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is typically selected from a more extensive amount of available information. Investors or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials to such clinical trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In our RAF and FGFR programs, we will utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF alteration or FGFR alteration will be included in the approved drug label. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

•
patient eligibility criteria for the clinical trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

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

•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

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

The COVID‑19 pandemic could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.

In December 2019, COVID‑19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID‑19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended or altered as part of quarantines and other measures intended to contain this pandemic. As the COVID‑19 pandemic continues to spread and affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

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

The COVID-19 pandemic has affected our business operations since early 2020, and we continue to assess the impact that the COVID‑19 pandemic may continue to have on our ability to effectively conduct our business operations as planned.  There can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID‑19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to additional shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID‑19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID‑19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID‑19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trial and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trial, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of the COVID‑19 pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID‑19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID‑19 pandemic; a list of all subjects affected by the COVID‑19-pandemic related clinical trial disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or clinical trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance documents recently issued by the FDA include an April 2021 guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and May 2021 updates to the guidance on manufacturing, supply chain, and drug and biological product inspections. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF alterations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated non-small cell lung cancer (NSCLC) and anaplastic thyroid cancer, and Braftovi (encorafenib) is also used in mutated colorectal cancer (CRC). FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as LXH254 and Belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Novartis AG and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 is also currently in clinical development and there are other RAF inhibitors currently in development. For our FGFR program, there are three currently approved selective FGFR2 and FGFR3 inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib) and a number of programs that are in development, including Taiho Oncology, Inc.’s TAS120 (futibatinib),  Relay Therapeutics, Inc.’s FGFR2-specific clinical candidate (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

When cancer is detected early (referred to as localized disease), conventional treatments which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies,  may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second- and third-line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by The Centers for Medicare & Medicaid Services (CMS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Legislation, executive, administrative and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, please see the risk factor below titled, “We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

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

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to clinical trial participants or patients. We will need to obtain appropriate levels of product liability insurance prior to advancing our product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

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

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) plan as part of approving a New Drug Application (NDA), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to one or more third parties.

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

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.

We are initially conducting clinical trials of our product candidates in the United States and we anticipate we may choose to conduct our clinical trials internationally as well. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval clinical trial or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (cGMPs) and good clinical practices (GCPs) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned clinical trials;

•	restrictions on the products, manufacturers or manufacturing process;

•	warning or untitled letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements;

•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

•	imposition of a REMS, which may include distribution or use restrictions; and

•	requirements to conduct additional post-market clinical trials to assess the safety of products.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID‑19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.  For additional risk factors related to the potential impact of the COVID-19 pandemic, please see the risk factor above titled, “The COVID-19 pandemic could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.”

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

Where appropriate, we plan to secure approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation, Breakthrough Therapy designation or orphan drug designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We may seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including legal and constitutional challenges in the Fifth Circuit Court and the Supreme Court of the United States.  In June 2021, the Supreme Court of the United States held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, The United States Department of Health and Human Services (HHS) and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases, which may adversely affect our profitability.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, a number of states are considering or have recently enacted drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin to commercialize any of our product candidates, if approved.

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

Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals, as discussed in the risk factor below titled, “Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.”

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses.

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

If we decide to conduct clinical trials or enroll patients in our future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union (CJEU) that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses (SCCs). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Further, the vote in the United Kingdom (UK) in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the UK along with a version of the GDPR referred to as the UK GDPR.  Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations.  Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and UK privacy and data protection laws and regulations in connection with any measures we take to comply with them.

In addition, in California the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), becoming the third state to pass comprehensive consumer privacy legislation in the United States. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.

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

If we fail to comply with California laws or Nasdaq rules governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

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

In addition, in August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these new listing rules, Nasdaq-listed companies will be required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under the proposed rule, a “Diverse” director is someone who self-identifies either as (i) female or (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community.

Our board of directors currently includes three female directors, and two directors from an “underrepresented community.” If the current composition of our board of directors changes prior to December 31, 2021 or December 31, 2022, we might be out of compliance with Senate Bill 826 or Assembly Bill 979, or if on December 31, 2022 we continue to have nine or more directors but do not have three directors from underrepresented communities, we will be out of compliance with Assembly Bill 979. An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

Additionally, we rely on our scientific experts and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting or employment relationships with our scientific experts and other scientific and clinical advisors and consultants, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed.

Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China. A significant disruption in the operations of those third parties, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.

We contract many of our research and preclinical activities to third parties outside the United States, including in China. In addition, in May 2021 we announced the establishment of our China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of September 30, 2021, we held a 54.9% equity interest in the joint venture. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and our current joint venture are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the United States or China governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2021, we had 61 full-time employees, including 45 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID‑19 pandemic. Due to the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

To the extent that any disruption, security incident, or security breach results in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or other data we or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers maintain or otherwise process, or our applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of third parties used in our business,  or security breaches or incidents impacting us or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Our preclinical studies in China (discussed below) could increase our risk to such disruptions.

We expect to incur significant costs in an effort to detect, prevent, and respond to security incidents. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks and operational technology attacks globally, and we cannot guarantee that our systems or those of third-party service providers or other third parties that support us or our operations have not been breached or that they do not contain exploitable defects or bugs that could result in a security incident or breach of, or other disruption to, our systems and the systems of third parties that support us and our operations. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws. Litigation and governmental investigations could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation or investigations, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect data in our possession, custody or control could have a material adverse effect upon our reputation, business, operations, or financial condition.

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

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;

•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	impact of the COVID‑19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

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

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

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

For example, the Supreme Court of the United States has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our ongoing preclinical studies and clinical trial, and plan to rely on third parties to conduct additional planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such preclinical studies and clinical trials.

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

Our heavy reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the potential collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

Prior to our IPO in December 2020, no market for shares of our common stock existed. Shares of our common stock only began trading on the Nasdaq Global Select Market in December 2020, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may also reduce the fair market value of investors’ shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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

•	the need to conduct unanticipated clinical trials or clinical trials that are larger or more complex than anticipated;

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (Securities Act), would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We are an “emerging growth company” and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10‑K as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

We have taken and are taking steps to remediate these material weaknesses through the implementation of additional procedures to ensure appropriate review of accrued expenses, appropriate classification of operating expenses, and the implementation of appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system scheduled for 2022. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

KINNATE BIOPHARMA INC.

November 10, 2021	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2021	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)