Form 10-K
period 2021-12-31
Kinnate Biopharma Inc.
filed 2022-03-28
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39743

KINNATE BIOPHARMA INC.
(Exact name of Registrant as specified in its Charter)

Delaware	82-4566526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Montgomery Street, Suite 150 The Presidio of San Francisco San Francisco, CA	94129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 299-4699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KNTE	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $634 million.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2022 was 43,949,284.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

Auditor Name: KPMG LLP

Auditor Location: San Diego, California

Auditor Firm ID: 185

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of the COVID-19 pandemic on our business;

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to expand the reach of targeted therapeutics by developing products that are designed to address significant unmet need. Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and the tailored ecosystems of our partners to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. Our Kinnate Discovery Engine, together with the biomarker-driven approach of our drug development strategy and our continual translational research and early global expansion in development, may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development. Our most advanced product candidate is KIN-2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an Investigational New Drug application (IND) for KIN-2787 with the U.S. Food and Drug Administration (FDA). In May 2021, the FDA cleared our IND for KIN-2787 and we initiated a Phase 1 clinical trial for KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. Additionally, we are evaluating KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining as well as other solid tumors. KIN-3248, is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies. We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC). In May 2021, we announced the closing of a Series A preferred stock financing of $35mm of our China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. We hold a majority stake of Kinnjiu. Kinnjiu expects to initiate a Phase 1 trial for KIN-2787 in Greater China in mid-2022.

In our in vitro and in vivo preclinical studies evaluating our RAF product candidate, KIN-2787, we observed kinase inhibition selectivity and a reduction in the size of tumors from KIN-2787 treated models of human cancer. In internal in vitro and in vivo head-to-head comparisons, we have seen improved kinase inhibition selectivity and pharmaceutical properties compared to a number of currently approved and in-development drugs. Importantly, KIN-2787 demonstrated inhibition of RAF dimer signaling while minimizing mitogen-activated protein kinase (MAPK) pathway rebound, potentially resulting in a broad therapeutic index. In May 2021, the FDA cleared our IND for KIN-2787 and we initiated a Phase 1 clinical trial for KIN-2787. We began dosing KIN‑2787 in humans in the second half of 2021. Our first in human clinical trial, KN-8701, is designed primarily to assess the safety and tolerability of KIN-2787 in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of KIN-2787. KN-8701 is currently in the dose escalation portion of the trial. We anticipate initial data from the Phase 1 clinical trial in the third quarter of 2022. KIN-2787 has also demonstrated preclinical proof of concept in Neuroblastoma RAS (NRAS) mutant melanoma models alone and in combination with binimetinib. Based on this preclinical proof of concept, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with a MEK inhibitor binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022.

We are evaluating KIN-3248 for the treatment of patients with ICC and UC as well as other solid tumors. In preclinical studies, we have observed inhibitory activity across a broad range of clinically observed mutations in FGFR2 and FGFR3 that drive resistance to current therapies. Because our preclinical studies demonstrated our candidates’ ability to cover the initial alterations and preemptively address these resistance mutations, we believe we may be able to meaningfully increase the duration of response (DoR) for certain patients by addressing these alterations. We plan to develop KIN-3248 initially for patients whose tumors have acquired resistance to therapies targeting FGFR2 or FGFR3 alterations, which limits the durability of response. As with other precision oncology approaches, addressing resistance mutations may also ultimately enable us to develop a first-line therapy. In this program, we will primarily focus on cancers that are driven by alterations in FGFR2 and FGFR3. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. The Phase 1 clinical trial for KIN-3248 is designed to assess the safety and tolerability of KIN-3248 in patients with advanced or metastatic solid tumors driven by FGFR2 or FGFR3 alterations, both initial driver alterations as well as resistance mutations. Further, the trial is also designed to characterize pharmacological and anti-cancer properties of KIN-3248.

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

Kinase inhibition is a proven approach to fighting cancer, and for two decades, has addressed an increasing number of oncology indications. Kinases are enzymes that regulate the biological activity of proteins. Mutated kinases can result in deregulated activity that results in cancerous cell proliferation. Currently approved drugs that inhibit the activity of mutated oncogenic kinases (kinase inhibitors) have demonstrated significant clinical benefit to hundreds of thousands of cancer patients globally. The worldwide sales of small molecule kinase inhibitors in oncology were reported to be $23 billion in 2019 and are estimated to grow to more than $50 billion in 2024. However, because of the limitations of currently approved drugs, it is estimated that only 10% of all patients with advanced or metastatic cancer today are eligible for these treatments. This low penetration of targeted therapies demonstrates a substantial unmet patient need and market opportunity.

In the current RAF inhibitor landscape, no targeted therapies have been approved for Class II or Class III BRAF alteration-driven cancers. In the current FGFR inhibitor landscape, approved and clinical-phase FGFR inhibitors provide benefit, but the DoR of such inhibitors is limited due to acquired mutational resistance. Taken together, this represents a substantial opportunity for developing novel and potentially transformative drugs for underserved patient populations with difficult-to-treat, genomically defined cancers.

We believe our expertise and the foundational principles driving our Kinnate Discovery Engine and our focused drug development strategy offer an opportunity to identify and develop precision medicine solutions for populations that are currently underserved. Our Kinnate Discovery Engine encompasses:

1
Identifying unmet need in validated oncogenic drivers. Our relationships with prominent academic centers provide insight into the drug targets that are validated oncogenic drivers, along with innate or acquired resistance and new patient populations that represent the unmet need.

2
Deep Medicinal Chemistry Expertise. Through our internal expertise in structure based small molecule drug discovery and deep understanding of binding modes and biology, we identify compounds that have the potential to achieve a best-in-class product profile spanning alteration coverage including resistance mutations, selectivity, and pharmaceutical properties.

3
Leveraging Tailored Ecosystem of Partners. We leverage an ecosystem of a number of commercial and academic partners  to provide scale to our discovery efforts. For example, we have approximately 70 medicinal chemists at contract research organizations (CROs) working on our pipeline and a number of sponsored research agreements (SRAs) at prominent academic centers to advance the development of our targeted therapies.

Since our inception in 2018, our Kinnate Discovery Engine has led to two  product candidates in the clinic and multiple additional research programs with a continued goal to generate one IND a year. Our two advanced programs KIN-2787 and KIN-3248 were both derived from utilizing our Kinnate Discovery Engine. In May 2021, the FDA cleared our IND for KIN-2787 and we initiated a Phase 1 clinical trial (KN‑8701) for KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. KN-8701 is currently in the dose escalation portion of the trial. We anticipate initial data from the ongoing KN-8701 trial in the third quarter of 2022. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022.

Our Programs

We are currently focused on the development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.  Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and the tailored ecosystems of our partners to develop our targeted therapies.  We aim to bring new treatment options to three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments.

Our lead programs include candidates in clinical development for cancers that are driven by specific oncogenic alterations in kinase and related pathway genes including BRAF Class II and Class III, NRAS and FGFR2 and FGFR3. We are also advancing a number of other small molecule research programs, including a CDK12 inhibitor in lead optimization and several other undisclosed targets with compounds at the lead identification stage. We currently own worldwide development and commercial rights for all of our programs, with the exception of the Greater China rights for KIN-2787, KIN-3248 and our CDK12 inhibitor that are exclusively licensed to Kinnjiu, our majority-owned joint venture.

Kinnate’s Pipeline.

RAF Program: KIN-2787

In our most advanced program, we are developing KIN-2787, a small molecule kinase inhibitor targeting specific classes of BRAF kinase alterations (Class II and Class III BRAF alterations) that characterize subsets of lung cancer, melanoma and other solid tumors. No targeted therapies have currently been approved for Class II or Class III BRAF alteration-driven cancers, unlike the Class I BRAF alterations where three BRAF-targeted kinase inhibitor drugs have been approved by the FDA. Patients with cancers driven by Class II or Class III BRAF alterations have not responded to existing targeted therapies and have few treatment options currently available to them. Initially, we plan to develop KIN-2787 for the treatment of patients with non-small cell lung cancer (NSCLC) and melanoma subpopulations with Class II or Class III BRAF alterations that include specific BRAF point mutations (other than BRAF V600E), BRAF insertions/deletions (indels) and BRAF gene fusion events. In addition, we plan to develop KIN-2787 for treatment of patients with NRAS-mutant melanoma, which is a RAF-dependent cancer, We believe KIN-2787 may provide substantial clinical benefit to these cancer patients who are inadequately served by current therapies.

In our in vitro and in vivo preclinical studies evaluating KIN-2787, we observed kinase inhibition selectivity and a reduction in the size of tumors from drug treated models of human cancer. In internal in vitro and in vivo head-to-head comparisons, we have seen improved kinase inhibition selectivity and pharmaceutical properties compared to a number of currently approved and in-development drugs. Importantly, KIN-2787 demonstrated inhibition of RAF dimer signaling while minimizing MAPK pathway rebound, potentially resulting in a broad therapeutic index. In May 2021, we initiated a Phase 1 clinical trial for KIN-2787 (KN-8701) upon FDA clearance of our IND. We began dosing KIN-2787 in humans in  the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of KIN-2787 in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of KIN-2787. KN-8701 is currently in the dose escalation portion of the trial. We anticipate initial data from KN-8701 trial in the third quarter of 2022. KIN-2787 has also demonstrated preclinical proof of concept in NRAS-mutant melanoma models as a single agent and in combination with binimetinib. Based on this preclinical proof of concept, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022.

FGFR Program: KIN-3248

We are developing KIN-3248, a small-molecule kinase inhibitor targeting cancer-associated alterations in FGFR2 and FGFR3 genes, which (together with BRAF alterations) are among the most commonly identified oncogenic drivers detected in solid tumor cancers. KIN-3248 aims to address the initial alteration and clinically-observed and predicted mutations in FGFR2 fusion gene-positive ICC and FGFR3-altered UC that drive resistance to current FGFR2- and FGFR3-targeted therapies. We believe this will translate to deeper, more sustained and more clinically impactful cancer responses than those observed with either of the two currently FDA-approved FGFR inhibitors, or other targeted drugs that, to our knowledge, are currently in development.

We are evaluating KIN-3248 for the treatment of patients with ICC and UC as well as other solid tumors. In preclinical studies, we have observed inhibitory activity across a broad range of clinically-relevant mutations in FGFR2 and FGFR3 that drive resistance to current therapies. Because our preclinical studies demonstrated our candidates’ ability to cover the initial alterations and preemptively address these resistance mutations, we believe we may be able to meaningfully increase the DoR for certain patients by addressing these alterations. We plan to develop KIN-3248 initially for patients whose tumors have acquired resistance to therapies targeting FGFR2 or FGFR3 alterations, which limits the durability of response. As with other precision oncology approaches, addressing resistance mutations may also ultimately enable us to develop a first-line therapy. In this program, we will primarily focus on cancers that are driven by alterations in FGFR2 and FGFR3. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. The phase 1 clinical trial for KIN-3248 is designed to assess the safety and tolerability of KIN-3248 in patients with advanced or metastatic solid tumors driven by FGFR 2 or FGFR 3 alterations, both initial driver alterations as well as resistance mutations. Further, the trial is also designed to characterize pharmacological and anti-cancer properties of KIN-3248.

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

Our Strategy

Our mission is to expand the reach of targeted therapeutics by developing products for underserved populations. The key elements of our strategy are to:

•
Rapidly advance the development of our lead targeted therapy RAF and FGFR candidates, KIN-2787 and KIN-3248 respectively. Our lead product candidates are designed to address clinically validated cancer targets in patient populations with limited treatment options. KIN-2787 is designed to address either Class II and Class III BRAF or NRAS alterations. KIN-3248 is designed to address FGFR2 and FGFR3 genomic alterations. We believe that these small molecule candidates offer the potential for substantial clinical benefit when administered as monotherapy. Additionally, because of their enhanced pharmacological properties, we believe there may be future opportunities for combination therapy development. In April 2021, we filed an IND application for KIN-2787 with the FDA. The FDA cleared our IND for KIN-2787 in May 2021 and we initiated a Phase 1 clinical trial, KN-8701, for KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. KN-8701 is currently in the dose escalation portion of the trial. We anticipate initial data from KN-8701 trial in the third quarter of 2022. KIN-2787 has also demonstrated preclinical proof of concept in NRAS-mutant melanoma models as a single agent and in combination with binimetinib. Based on this preclinical proof of concept, in January 2022, we announced the addition of NRAS-mutant melanoma patients into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022.

If we are successful in achieving clinically meaningful anti-cancer activity in specific solid tumor types, we expect to engage with regulatory authorities to discuss whether we may qualify for any of the FDA’s existing expedited regulatory approval pathways. Ultimately, the procedures and length of time that will be required to satisfy the FDA’s review and approval are outside of our control.

•
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

o
Target known oncogenic drivers (e.g., Class II or Class III BRAF alterations) in selected cancer types that are not currently addressed by approved therapies. Our BRAF-targeting small molecule kinase inhibitors exemplify this strategy. The successful development and FDA approval of three BRAF-targeted kinase inhibitor drugs for use in Class I BRAF alterations establishes BRAF as a validated cancer drug target.

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

•
Increase our probability of clinical success by prioritizing known oncogenic drivers for development and incorporating biomarkers into preclinical and clinical development and exploring continual translational research. Typically, drug development carries high attrition rates from the preclinical stage through FDA approval, with some studies showing that only approximately 10% of the candidates entering Phase 1 trials are ultimately approved. We aim to improve the probability of clinical success through several approaches:

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

o
Continual translational research. Through extensive translational research starting from preclinical studies through clinical development, we can potentially identify new patient populations, responsive subsets and resistance mechanisms to our candidates. This also provides input into combination strategies we may explore with our candidates. Further, investment in molecular landscape collaborations can also help us refine the unmet need for our candidates and outcomes of existing therapies.

While we are aiming to improve our probability of clinical success by utilizing these strategies, any drug development program carries potential safety liabilities and uncertainty and there is no guarantee that any of our candidates will obtain regulatory approval.

•
Leverage our existing relationships, collaborations and experience to efficiently develop and expand our product portfolio. Our team has extensive experience in identifying, discovering, developing and commercializing innovative cancer therapeutics. We are combining this broad oncology expertise with a network of collaborators to further develop our existing pipeline as well as to identify new research and development opportunities. We have established deep collaborations with leaders, with whom we have advisory agreements, at experienced precision medicine cancer centers and research institutions, including Massachusetts General Hospital Cancer Center and University of California, San Francisco, with whom we have  sponsored research agreements, Memorial Sloan Kettering Cancer Center and Moores Cancer Center at UCSD. These collaborations allow us to explore the mechanistic understanding of the biology of our targets and sensitivity and resistance to our molecules. We have also leveraged our relationships to build a network of global external partners to advance our pipeline. For example, we have service agreements with academic and industrial partners who contribute highly enabling technologies and services that include: (1) approximately 70 medicinal chemists at leading CROs that we can modulate utilization based on needs, (2) bioinformatics support for our translational research efforts, (3) crystallography and biophysical assay platforms to enable structure-based drug discovery, (4) biochemical and cell-based assays to guide lead generation and optimization, and (5) patient-derived organoid and xenograft models to translate our findings to the clinical setting. We utilize these collaborations and partnerships in many aspects of preclinical development for our pipeline of candidates and anticipate further utilizing them in our clinical development efforts. Additionally, these collaborations and partnerships may allow us to accelerate identification of new opportunities, including new patient populations we may target to understand emerging mechanisms of resistance.

•
Maximize the clinical impact and value of our portfolio. We retain global development and commercialization rights to our pipeline of candidates, either directly or through Kinnjiu, our majority-owned joint venture focused on Greater China. We intend to build an integrated biopharmaceutical company that will manage all aspects of product development and commercialization globally. We may seek to develop rational combination therapy strategies among products within our own portfolio, while also maximizing portfolio value through selective co-development and/or commercialization collaborations. Further, we are focused on expanding globally early in clinical development to accelerate enrollment in geographies with high unmet need. Through Kinnjiu we have the potential to accelerate enrollment of our programs through global trial recruitment as well as retain commercial rights to our programs in Greater China.

Our Kinnate Discovery Engine

The key elements of our strategy come together to form our Kinnate Discovery Engine, which seeks to leverage our team’s significant industry expertise to drive towards accelerated clinical development, regulatory review, and ultimately, potential new drug approval. We are led by a management team of precision oncology experts with decades of collective experience in the discovery, development and commercialization of novel therapeutics who have held leadership positions at five of the top global oncology companies: Amgen Inc., AstraZeneca plc, Merck & Co., Novartis AG, and Pfizer Inc. This expertise extends to our established collaborations with leaders at experienced precision medicine cancer centers and research institutions.

We believe our expertise and the foundational principles driving our Kinnate Discovery Engine and our focused drug development strategy offer an opportunity to identify and develop precision medicine solutions for populations that are currently underserved. Our Kinnate Discovery Engine encompasses:

1
Identifying unmet need in validated oncogenic drivers. Our relationships with prominent academic centers provide insight into the drug targets that are validated oncogenic drivers, along with innate or acquired resistance and new patient populations that represent the unmet need.

2
Deep Medicinal Chemistry Expertise. Through our internal expertise in structure based small molecule drug discover, deep understanding of binding modes and biology, we identify compounds that have the potential to achieve a best-in-class product profile spanning alteration coverage including resistance mutations, selectivity, and pharmaceutical properties. For example, the proprietary co-crystal structure of KIN-2787 in the BRAF protein developed by our team has demonstrated what we believe is a unique and highly selective BRAF inhibitor.

3
Leveraging Tailored Ecosystem of Partners. We leverage an ecosystem of a number of commercial and academic partners  to provide scale to our discovery efforts. For example, we have approximately 70 medicinal chemists at contract research organizations (CROs) working on our pipeline and a number of sponsored research agreements (SRAs) at prominent academic centers to advance the development of our targeted therapies. Further, we leverage a range of relevant technologies such as  bioinformatics, crystallography, organoid & xenograft models both for discovery and translational research.

Our Drug Development Strategy

Our drug development strategy begins with a biomarker-driven approach and is paired with continual translational research and early global expansion. We are focused on the oncogenic driver as the biomarker and enriching for patient populations with the highest likelihood of response. We believe in continued investment in translational research throughout drug development to help identify new patient populations, responsive subsets and resistance mechanisms. For example, our collaborations with leaders at experienced precision medicine cancer centers enable us to perform extensive cellular testing in Class II and Class III BRAF alterations, including BRAF fusions and indels, and in profiling compounds in FGFR2 fusion-driven cancer cells that mimic secondary resistance mutations found in specific populations of patients. Together, these translational research programs have allowed us to develop a deep understanding of specific pathways and accelerate the progression of our programs into seminal cellular screening and in vivo efficacy studies. We are focused on expanding our clinical trials globally early in development. We demonstrated this through the establishment of Kinnjiu in May 2021. We retain a majority stake of Kinnjiu. Through, Kinnjiu we have the potential to accelerate enrollment of our programs through global trial recruitment as well as retain commercial rights to our programs in Greater China.

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

Both research and clinical data suggest that some tumors, while having multiple identifiable genomic alterations, are primarily dependent on an aberrantly activated kinase for their proliferation and survival. Kinases, which are cellular enzymes that regulate the biological activity of proteins through a ubiquitous process known as phosphorylation, represent one of the largest classes of oncogenic drivers when aberrantly mutated or expressed in the cell. Kinase inhibition is a proven approach to fighting cancer and for nearly two decades has addressed an increasing number of oncology indications. Kinases represent the largest class of oncogenic drivers for which many targeted therapy cancer drugs have been successfully developed. Currently approved kinase inhibitors have demonstrated significant clinical benefit to hundreds of thousands of cancer patients globally. It has been shown that patients with tumors driven by oncogenic kinases can demonstrate rapid and measurable tumor shrinkage when treated with the corresponding kinase inhibitor. Furthermore, while therapeutic benefit can often be significant and durable, tolerability is also frequently improved compared to conventional cancer treatments like chemotherapies. An example of this benefit has been seen when an epidermal growth factor receptor (EGFR) kinase inhibitor is administered to a lung cancer patient with a tumor-bearing activating EGFR kinase mutation. In many cases, such clinical responses and increases in patient tolerability can be dramatic enough to support expedited regulatory approval and commercialization of these targeted therapies. The worldwide sales of small molecule kinase inhibitors in oncology were reported to be $23 billion in 2019 and are estimated to grow to more than $50 billion in 2024.

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

Limitations of Current Targeted Therapies

RAF Inhibitors

RAF kinases are a family of proteins that are involved in growth signaling, and include ARAF, BRAF and CRAF. BRAF alterations, which increase signaling, are divided into three classes: alterations where BRAF signals as a monomer (Class I), as a dimer of BRAF molecules (Class II) and as a dimer of BRAF and CRAF molecules (Class III). BRAF alterations occur in approximately 6% of all human cancers but there are only three BRAF targeted kinase inhibitor drugs currently approved by the FDA for use in Class I BRAF mutation-driven cancers: Tafinlar (dabrafenib), Zelboraf (vemurafenib) and Braftovi (encorafenib) are used in mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC and anaplastic thyroid cancer, and Braftovi (encorafenib) is also used in mutated colorectal cancer (CRC). Class I BRAF alterations activate the BRAF kinase as a monomer, an individual protein molecule, not depending on dimerization, which is the binding of two protein molecules, for increased kinase activity. These inhibitors produce objective responses in approximately 50% of melanoma patients, meaning approximately 50% of patients are non-responders. An even higher percentage of CRC, NSCLC and thyroid cancer patients are non-responders. Class II and Class III BRAF alterations drive many cancers, but have been historically more challenging to target. In collaboration with Guardant Health we conducted a genomic landscape study of patients that had BRAF alterations. Among the nearly 6,000 patients who were identified as having BRAF alteration-positive cancers, approximately 55% were found to be harboring Class II and III alterations in over 25 common adult solid tumors, including NSCLC, melanoma, CRC, prostate cancer and breast cancer. Therefore, a significant unmet medical need remains to develop new drugs that can effectively treat cancers driven by Class II and Class III BRAF alterations. Further, in another collaborative study with Tempus Labs looking at over 55,000 patients with tumor biopsies it was determined that patients with NSCLC and Class II or Class III alterations experienced shorter time to treatment discontinuation in first line and second line of therapy compared to patients with NSCLC and BRAF Class I alterations which is suggestive of inferior treatment outcomes.

FGFR Inhibitors

Genomic alterations in the FGFR gene family occur in approximately 7% of human cancers. Approximately 30% to 35% of patients with UC and ICC whose tumors are driven by FGFR-dependent driver genes will respond to the three currently approved FGFR-targeting drugs, Balversa (erdafitinib),Pemazyre (pemigatinib) and QED Therapeutics, Inc.’s Truseltiq (infigratinib). Of the responding patients, the majority only demonstrate partial responses (i.e., partial tumor shrinkage) and the median DoR is only five months for Balversa (erdafitinib) and nine months for Pemazyre (pemigatinib), presenting a substantial need to develop potent and selective next-generation FGFR-targeting agents that can drive deeper responses and longer lasting clinical benefit among responding patients.

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

Our Approach

We employ a consistent, systematic approach to identify kinases that drive difficult-to-treat, genomically defined cancers. Through this approach, we aim to develop kinase inhibitor product candidates with therapeutic windows that provide durable and meaningful clinical responses to benefit patients in three patient populations:

•	those with cancers that harbor known oncogenic drivers with no currently available targeted therapies;

•	those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders); and

•	those whose tumors have acquired resistance over the course of therapy to currently available treatments.

By focusing on these three well-characterized patient populations, we believe that we will have a more efficient development path with potentially improved response rates in such populations. Due to advancements in genomic profiling and collaborations with leaders at experienced precision medicine cancer centers and research institutions, we have established and continue to develop a deep expertise and understanding of specific oncogenic drivers. Our collaborations allow us to:

•	define emerging patient populations;

•	demonstrate selective in vitro and in vivo activity and define dose-exposure pharmacodynamic (PD) relationships in clinically relevant models;

•	test prioritized compounds against specific mutations and fusions;

•
investigate mechanism of action-the specific biochemical interaction through which a drug substance produces its pharmacological effect-to support the refinement of strategies for patient selection and patient stratification for both monotherapy and rationale combinations; and

•	develop biomarker-based development strategies that will drive patient selection in our clinical programs.

The combination of these defined patient populations, our deep understanding of oncogenic drivers and our Kinnate Discovery Engine allows us to target known kinases that have previously been difficult to inhibit selectively and also to identify, characterize and develop product candidates for novel kinase targets with clearly validated paths to early clinical signals.

Our Programs

Our programs include small molecule inhibitors targeting specific classes of BRAF kinase alterations (Class II and Class III BRAF alterations) and RAF-dependent cancers, and specific alterations of FGFR2 and FGFR3 that aim to overcome the genomic resistance commonly limiting the efficacy of existing therapies. We are also advancing a number of other small molecule research programs, including a CDK12 inhibitor.

Our RAF Program: KIN-2787

Overview

Our most advanced product candidate is KIN-2787, which is a RAF inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I BRAF kinase mutations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF mutations. In our in vivo and in vitro preclinical studies evaluating KIN-2787, we observed anti-tumor activity and kinase selectivity. Importantly, KIN-2787 demonstrated inhibition of RAF dimer signaling while minimizing MAPK pathway rebound, potentially resulting in a broad therapeutic index. In May 2021, we initiated a Phase 1 clinical trial for KIN-2787 (KN-8701) upon FDA clearance of our IND. We began dosing KIN-2787 in humans in the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of KIN-2787 in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of KIN-2787. In January 2022, we announced the addition of patients with NRAS-mutant melanoma, a RAF-dependent cancer, into our ongoing Phase 1 clinical trial, KN-8701. In addition, we plan to initiate a combination portion of KN-8701 with binimetinib in patients with NRAS-mutant melanoma in the first half of 2022.

Background

BRAF alterations are found in multiple solid tumor cancer indications including NSCLC, melanoma, CRC, ovarian cancer and thyroid cancer. BRAF alterations drive tumor growth by activating the MAPK pathway.

BRAF alterations can be divided into three classes:

•	Class I: BRAF alterations where BRAF monomers activate the MAPK signaling pathway.

•
Class II: BRAF alterations that generate BRAF homodimers, where two BRAF molecules combine, which are RAS-independent and activate the MAPK pathway. These are frequently the result of point mutations, indels or gene fusions, in which the kinase domain of BRAF is aberrantly joined to a partner gene.

•
Class III: BRAF alterations with minimal kinase activity that induce BRAF’s dimerization to other RAF kinase family members (e.g., ARAF or CRAF), creating a RAF heterodimer with enhanced affinity to activated RAS and increased enzymatic activity and downstream signaling.

All of the currently approved RAF inhibitors and many of those in clinical development target Class I mutations. Our RAF program targets Class II and Class III BRAF alterations, which represent cancer patient populations not currently treated by existing targeted therapeutics, in addition to covering Class I BRAF mutations.

The distinguishing features of the three classes of BRAF alterations are summarized in the table below.

Distinguishing features of BRAF Class I, Class II and Class III alterations.

As shown in the figure below, the three currently approved BRAF-inhibiting drugs target Class I BRAF mutations, whereas we are focused on developing potent and selective RAF kinase inhibitors that can address additional BRAF dimer-dependent Class II and Class III alterations.

Cellular signaling of the three classes of BRAF alterations in human cancers.

BRAF alterations occur in approximately 6% of all human cancers, including solid tumors and hematologic malignancies. Currently, all approved RAF inhibitors target Class I mutations. We believe that a significant opportunity remains to develop novel kinase inhibitors that address patients with Class II and Class III BRAF alterations. The RAF market opportunity has grown due to recent advances in genomic profiling, allowing for the identification of Class II and Class III BRAF alterations that had not previously been possible. We believe there are patients with Class II and Class III BRAF alterations in a number of different cancers, including NSCLC, melanoma and CRC, as well as breast cancer, prostate cancer, ovarian cancer and thyroid cancer, among other tumors. As commercially available diagnostic panels covering Class II and Class III BRAF alterations are more widely accessible and adopted, we believe the BRAF market will continue to grow.

Further, we believe that there remains a significant opportunity to develop novel kinase inhibitors that address patients with RAF-dependent cancers, such as NRAS-mutant melanoma, where signaling is highly CRAF-dependent. Approved BRAF inhibitors that target BRAF Class I alterations are not effective in treating patients with NRAS-mutant melanoma. Currently there is no approved targeted therapy approved for this patient population.

The table below reflects the biomarker prevalence for the indications related to KIN-2787.

	BRAF Class II and Class III Alterations			NRAS mutant
	Advanced and Metastatic NSCLC	Advanced and Metastatic Melanoma	Other Advanced and Metastatic Solid Tumors+	Advanced and Metastatic Melanoma
Biomarker Prevalence	3%	9%	1-3%	~25%

Biomarker prevalence for NSCLC and other Class II / Class III solid tumors based on 2021 genomic landscape study with Guardant Health utilizing GuardantINFORM™ ; Biomarker prevalence for Melanoma based on data generated from AACR GENIE Project Data: Version 10.0-public Powering Precision Medicine Through An International Consortium. Cancer Discov 7(8): 818-831, 2017

+ Other Advanced Solid Tumors include colorectal cancer, breast cancer, prostate cancer, pancreatic cancer, ovarian cancer and cholangiocarcinoma

Additionally, approximately 25% of patients who have Class I BRAF alterations develop a dimer-based resistance mechanism characterized as Class II or Class III BRAF alterations.

The figure below reflects the estimated prevalent advanced and metastatic patient population for indications related to KIN-2787 in the United States, United Kingdom, France, Germany, Spain and Italy (EU5), Japan and China where noted.

Estimated prevalent advanced and metastatic patient populations related to KIN-2787 in United States, EU5, Japan and China.

Reflects prevalent patient populations for advanced and metastatic patient populations in United States, United Kingdom, France, Germany, Spain and Italy (EU5), Japan unless otherwise noted. Represents Stages IIIb and IV for NSCLC US, EU5 and Japan, Stage IV for Melanoma in US, EU5 and Japan, Class II/ III prevalence in China represents Stage IIIb and IV NSCLC in Urban Markets only. Other Class II / III solid tumors represents advanced metastatic disease for Colorectal, Breast, Prostate, Pancreatic, Ovarian and Cholangiocarcinoma.

Our Opportunity and Solution

This lack of currently available therapies for Class II and Class III BRAF alterations and NRAS mutations presents a substantial need to develop potent inhibitors which can demonstrate inhibition of RAF dimer signaling while minimizing MAPK activation (pathway rebound) for patients with lung cancer, melanoma and other solid tumors that exhibit Class II and Class III BRAF alterations and/or oncogenic NRAS mutations.

Pathway Rebound

The pathway rebound challenge

Currently approved RAF inhibitor therapies do not inhibit both molecules in the dimer. Consequently, the non-inhibited molecule in the dimer is activated as depicted in the figure below. Therefore, instead of inhibiting the MAPK signaling pathway, the drug activates signaling, which is referred to as paradoxical activation or pathway rebound. This pathway rebound, which sometimes reaches levels that are significantly higher than the original signal, limits the RAF inhibitor’s efficacy against cancer growth and also often causes other unwanted effects such as spurring additional cancer growth in non-cancerous tissues. For example, patients with Class I alterations treated by Zelboraf (vemurafenib) have been shown to develop squamous cell carcinomas (SCCs) and skin hyperplasias (e.g., hyperkeratosis) because this pathway rebound activates the MAPK signaling pathway in previously normal skin tissue.

Pathway rebound is a limitation of approved RAF kinase inhibitors.

In Class II BRAF alterations, the dimer is asymmetric and the active site of the second BRAF molecule is structurally distinct, making it difficult for current therapies to effectively inhibit RAF dimer dependent signaling. Furthermore, in Class III BRAF alterations, the second molecule of the dimer is often CRAF (see figure above), which emphasizes the requirement to bind and inhibit both BRAF and CRAF for effective signaling inhibition. To effectively block both molecules in these dimers, while avoiding pathway rebound and maintaining anti-tumor efficacy in patients with Class II and Class III BRAF alterations, a compound needs to have activity across RAF isoforms while maintaining selectivity against other kinases.

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

Maintaining Target Coverage

The target coverage challenge

An additional factor to address when developing drugs for Class II or Class III BRAF alterations is the requirement to maintain high levels of target coverage between doses. Low drug concentration may trigger pathway rebound as there may be insufficient coverage to inhibit both molecules of the RAF dimer. Maintaining adequate target coverage at all times is critical to avoid rebound signaling.

We believe that other drug candidates in development for Class II or Class III BRAF alterations, such as Fore Biotherapeutics’ PLX8394, Genentech / Hanmi Pharmaceutical co. ltd’s Belvarafenib (HM95573, RG6185), and Novartis’ LXH254 in particular, possess certain pharmaceutical properties which may have limited their target coverage. As a result, these drug candidates have been dosed to high levels and/or combined with other drugs in clinical trials, which has the potential to lead to increased toxicity and treatment complexity, in an attempt to maintain inhibition of the pathway.

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

Our RAF Product Candidate: KIN-2787

We are focusing our clinical development efforts in Class II or Class III BRAF alteration-driven cancers, as well as NRAS-mutant melanoma, where patients do not respond to existing therapies or have few treatment options currently available to them. We plan to develop KIN-2787 for the treatment of patients with NSCLC and melanoma subpopulations with Class II or Class III BRAF alterations. These tumor types are especially dependent upon these BRAF alterations, creating promising opportunities to therapeutically target these genomic drivers. We also plan to develop KIN-2787 for the treatment of patients with NRAS-mutant melanoma and explore treatment of other tumor types.

KIN-2787 is an orally available, reversible small molecule RAF inhibitor. KIN-2787 selectively targets RAF kinases and has demonstrated anti-cancer activity in sensitized cancer models driven by Class II BRAF fusions and BRAF homodimer-dependent indels and Class III BRAF alterations as well as NRAS-mutant melanoma.

Our preclinical studies of KIN-2787 have demonstrated tumor regressions in specific cancer models representing our target patient populations that harbor tumors driven by BRAF Class II and Class III alterations where no approved targeted therapy currently exists. KIN-2787 has also demonstrated improved pharmaceutical properties and human equivalent dose (HED) predictions compared to certain ongoing clinical development programs. These results support our belief that KIN-2787 has the potential to demonstrate therapeutic response by addressing challenges related to MAPK pathway rebound and target coverage. Further, preclinical studies of KIN-2787 as a single agent, and in combination with binimetinib has shown both in vitro and in vivo activity in NRAS-mutant melanoma, including showing significant tumor regressions at clinically relevant doses of KIN-2787 and binimetinib.

We have conducted 28-day good laboratory practice (GLP) oral toxicology studies for KIN-2787 using rat and cynomolgus monkey as relevant species for human risk assessment.

In May 2021, we initiated a Phase 1 clinical trial for KIN-2787 (KN-8701) upon FDA clearance of our IND. We began dosing KIN-2787 in humans in the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of KIN-2787 in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of KIN-2787.  In January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022.

We are also developing related backup molecules that we would plan to advance into the clinic only if, following the initiation of clinical trials for KIN-2787, we determine such molecules may have a superior safety or efficacy profile.

Preclinical Results

Based on evaluating more than 300 kinase assays, KIN-2787 displayed a highly selective kinome profile. These results were determined by radiometric kinase inhibition assays, a preferred standard for evaluating small molecule inhibitors. As depicted in the figure below, in this kinome profiling study, KIN-2787 substantially inhibited all three RAF kinases (ARAF, BRAF, CRAF) and partially inhibited few other (off-target) kinases. It therefore demonstrated a selective kinase profile relative to other pan-RAF inhibitors.

Selective RAF kinase enzymatic inhibition as demonstrated by kinome profiling of KIN-2787 relative to Novartis’ LXH-254 and Roche / Hanmi’s Belvarafenib.

Kinome tree depicting kinase selectivity for KIN-2787 relative to LXH-254 and belvarafenib in internal head-to-head comparisons across 394 kinases in single dose (1000 nM), duplicate measurements in radiometric kinase assay format at Reaction Biology Corp. Percent (%) inhibition is relative to DMSO control. Kinases with >50% inhibition are shown with circle size indicating the relative potency. Kinome tree graphic was generated using CORAL (http://phanstiel-lab.med.unc.edu/CORAL/).

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

As shown in the table below, KIN-2787 exhibited activity against Class II and Class III BRAF alterations in cellular settings as measured by inhibition of pathway signaling. In these studies, we utilized phosphorylation of extra-cellular signal-regulated kinase (ERK) as a sensitive measure of MAPK signaling inhibition. With KIN-2787 we observed much lower MAPK pathway inhibition in cells expressing WT BRAF as exemplified by the NCI-H358, CHL-1 and BJ normal fibroblast cells. LXH-254 and belvarafenib, development stage type II pan-RAF inhibitors, demonstrate similar profiles to KIN-2787 with greatest potencies in Class II and Class III BRAF alteration-driven cells.  In contrast, a representative MEK inhibitor, Mektovi (binimetinib), demonstrated inhibition across all evaluated cellular settings including BRAF WT relative to MEK inhibition. We believe this selectivity of BRAF mutant versus BRAF WT is a differentiator and advantage of KIN-2787 by avoiding pathway inhibition in normal cells.

Half maximal effective concentrations 50% (EC50s) of MAPK signaling as determined from dose-response inhibition of phosphorylation of ERK (pERK) in the indicated human cancer cell lines.

Cellular inhibitory activity for KIN-2787 compared to binimetinib, LXH254, and belvarafenib. More potent inhibition is reflected by a lower EC50 number presented in nM concentration. Cells were treated with the indicated compounds for 1 hour and pERK was measured in cell lysates using a homogenous time-resolved fluorescence assay. The compounds were run in 10-point, 3-fold serial dilution response starting at 10,000 nM to determine EC50 using a 4-parameter fit model. All samples were run in triplicate and represent an average of 3 or more independent experiments.

Enhancement of pharmaceutical properties was a major priority for our RAF inhibitor designs as traditional RAF inhibitors, both currently approved and in clinical development, have suffered from poor pharmaceutical properties including aqueous solubility. High aqueous solubility improves drug absorption, which enhances our ability to achieve greater target coverage in vivo. By modifying chemical scaffolds with chemical groups that improve aqueous solubility while maintaining potency of RAF inhibition, we identified KIN-2787 which demonstrated an aqueous solubility greater than 100 micromolar (uM) at pH 4.5 and greater than 300 uM at pH 2.0. These are substantially improved aqueous solubilities as compared to LXH254 and belvarafenib, as shown in the table below. Further, KIN-2787 has shown greater than seven fold more plasma free fraction (i.e. unbound drug) than LXH254 and belvarafenib. These improved pharmaceutical properties of KIN-2787 and increased drug exposure all enhance the likelihood that KIN-2787 may achieve greater target coverage in the clinical setting that we anticipate will lead to enhanced anti-tumor activity.

Higher human plasma free fraction and increased aqueous solubility seen.

KIN-2787 displayed higher human plasma protein binding free fraction and improved pH-dependent solubility as compared to LXH254 and belvarafenib in internal head-to-head comparisons.

Tumor regressions in internal head-to-head preclinical studies for KIN-2787

Daily dosing of KIN-2787 was well tolerated in athymic nude mice bearing A375 (BRAF Class I alteration), BxPC-3 (BRAF Class II alteration) or WM3629 (BRAF Class III alteration) human tumor cell xenografts in doses up to 60 mg/kg/day. As shown in the figure below, all three tumor models demonstrated tumor growth inhibition, as measured by mean tumor volume, at a dose of 60 mg/kg/day. For comparison, we treated cohorts of tumor-bearing animals with 200 mg/kg/day of LXH254 leading to similar inhibitory activity to 60 mg/kg of KIN-2787. This 200 mg/kg/day dose of LXH254 represents more than a four-fold increased free drug exposure relative to the highest clinical dose (600 mg BID).

Anti-tumor activity in BRAF Class I (left), Class II (middle), and Class III (right) driven cancer models in response to KIN-2787.

Tumor growth inhibition of A375 BRAFV600E melanoma (BRAF Class I), BxPC-3 indel ΔNVTAP pancreatic cancer (Class II), and WM3629 BRAFD594G/NRASG12D melanoma (Class III) xenografts in athymic nude mice. KIN-2787 or LXH254 or vehicle control dosing was initiated when tumors reached >200 mm3 after tumor inoculation and was performed by oral administration once a day. Groups consisted of n=9 mice and represent the average of tumor measurements +/- standard error of the mean (SEM). The 60mg/kg dose of KIN-2787 reflects the freebase formulation.

PD Studies and Pathway Rebound

In these studies, we measured phosphorylated ERK (pERK) as a sensitive marker of MAPK signaling in human WM3629 cancer cell line xenografts (BRAF Class III alteration) that were recovered from tumor-bearing mice after they had received a single dose of KIN-2787. As depicted in the figure below, a single 60 mg/kg dose demonstrated inhibition of ERK phosphorylation within 1 hour of treatment which was maintained through 7 hours post-treatment, while ERK phosphorylation partially recovered by 24 hours and returned to pre-treatment levels (100% of the control or baseline value) by 48 hours after treatment. Treatment with a single dose of LXH254 at 200 mg/kg led to pathway rebound of ERK phosphorylation to levels above 400% at 48 hours post-treatment, as depicted by the area shaded in red above 100% in the figure on the left below. In contrast, as depicted in the figure on the right below, KIN-2787 did not demonstrate significant pathway rebound in these studies in BRAF Class III mutant tumors.

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

KIN-2787 is designed to and has demonstrated the ability in preclinical studies to:

•	inhibit RAF across both sides of the RAF dimer, which enables populations beyond Class I alterations to be targeted;

•	enable large drug exposures in vivo for BRAF mutant target coverage while avoiding pathway rebound; and

•	target Class II and Class III BRAF alterations, which has been enabled by technological advances and increased access to genomic profiling.

To support translation of KIN-2787 into biomarker-defined clinical trials, we have established research programs with Massachusetts General Hospital Cancer Center and University of California, San Francisco. These programs evaluate KIN-2787 in Class II BRAF alterations and in patient-derived xenograft models of Class II and Class III BRAF alterations. Outcomes are focused on supporting PK and PD relationships in clinically relevant models of Class II and Class III BRAF alterations.

We have completed a 28-day GLP toxicology study in rats and a 28-day GLP toxicology study in cynomolgus monkeys that together define the anticipated first-in-human dose for KIN-2787. All drug dose levels were well tolerated with no exposure-associated mortality, adverse clinical pathology observations, or substantive changes in vital measurements following completion of 28 days of dosing in both species. We believe KIN-2787 has a favorable therapeutic index as these GLP toxicology results demonstrated that the drug was well tolerated at levels that have shown anti-tumor activity in our other preclinical studies.

NRAS-mutant Melanoma Preclinical Proof of Concept

KIN-2787, as a single agent, and in combination with binimetinib, a MEK inhibitor, has shown activity in NRAS-mutant melanoma in preclinical studies. In vitro data indicates meaningful and synergistic combination benefit of KIN-2787 with binimetinib in NRAS-mutant melanoma cells. In in vivo xenograft models of NRAS-mutant melanoma, treatment with KIN-2787 in combination with binimetinib was well tolerated and resulted in significant tumor growth inhibition, including tumor regressions at clinically relevant twice-daily (BID) doses of KIN-2787 and binimetinib, respectively.

Anti-tumor activity in NRAS-mutant melanoma driven cancer models (NRAS Q61R, BRAF WT) of KIN-2787 and binimetinib.

Tumor growth inhibition of SK-MEL-2 melanoma (NRAS_Q61R, BRAF WT)) xenografts in athymic nude mice. Either vehicle, KIN-2787, binimetinib, or a combination of KIN-2787 plus binimetinib dosing was initiated when tumors reached >250 mm3 after tumor inoculation and was performed by oral administration twice a day (BID). Groups consisted of n=9 mice and represent the average of tumor measurements +/- standard error of the mean (SEM).

Clinical Development Plan

KN-8701
In May 2021, we initiated a Phase 1 clinical trial for KIN-2787 (KN-8701) upon FDA clearance of our IND. We began dosing KIN-2787 in humans in the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of KIN-2787 in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of KIN-2787. KN-8701 is currently in the dose escalation portion of the trial. We anticipate initial data from KN-8701 trial in the third quarter of 2022. KIN-2787 has also demonstrated preclinical proof of concept activity in NRAS-mutant melanoma models as a single agent and in combination with binimetinib. Based on this preclinical proof of concept, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022.

KN-8701 is designed as follows:

•
Part A1: Dose Escalation (Monotherapy): Patients with advanced or metastatic solid tumors bearing any BRAF Class I, Class II or Class III alteration (including NSCLC, melanoma and other solid tumors) or NRAS-mutant melanoma will be enrolled in cohorts of 1 to 3 patients (modified 3+3 design) each to receive oral KIN-2787 monotherapy for up to 40 patients.

•
Part A2: Dose Escalation (Combination with Binimetinib): Patients, including those with advanced or metastatic NRAS-mutant melanoma will be enrolled in cohorts of 3 patients (3+3 design) each to receive oral KIN-2787 in combination with binimetinib for up to approximately 36 patients.

•
Part B: Dose Expansion: Patients with advanced or metastatic solid tumors bearing either a Class II or Class III BRAF alteration (including NSCLC, melanoma and other solid tumors, but excluding Class I alteration-driven cancers) will be enrolled in one of a number of cohorts defined by cancer type or BRAF alteration of up to 20 to 30 patients per cohort to receive oral KIN-2787 as a single anti-cancer agent.

The objectives of the trial are to (1) assess the safety and tolerability of KIN-2787 when administered to cancer patients, (2) understand the relationship between dose and schedule of drug with PK, PD and changes in tumor-associated biomarkers, (3) determine a recommended Phase 2 dose and schedule, and (4) gain an initial understanding of single agent anti-cancer efficacy in defined cancer patient populations. Our primary efficacy measures include objective measures of tumor response using RECIST v1.1, including number of responding patients, response rate, depth of response and DoR, utilizing standardized tumor imaging assessments at pre-specified intervals. The figure below illustrates our current clinical development plan.

Clinical development plan for KIN-2787 in patients with BRAF-driven advanced solid tumors.

In both Parts A and B, we leverage CLIA-compliant local tumor tissue or blood-based genomic profiling, such as MSK-IMPACT profiling, at Memorial Sloan Kettering Cancer Center, or tumor tissue or blood-based genomic analysis performed at a central commercial laboratory, such as Foundation Medicine, Inc., for detection and inclusion of patients with specific BRAF alteration-driven cancers or NRAS-mutant melanoma in KN-8701. We also biobank tumor tissue and blood specimens for central retrospective analysis which we believe will enable the assessment of primary genomic alterations and other exploratory analyses.

The Phase 1 KN-8701 trial is currently active at multiple sites in US and Australia and we plan to expand our sites globally. The trial is designed to enroll a total of approximately 155 patients.

Based on the totality of clinical data from KN-8701, and predicated upon an acceptable safety and tolerability profile and a strong positive efficacy signal, we then expect to engage with the FDA and other regulatory authorities to plan one or more Phase 2 potentially registration-enabling trials in the United States and potentially other geographies. Where possible, we will explore applicable regulatory strategies pursued by other targeted therapy companies, for example Orphan drug designation, Breakthrough Therapy and Fast Track designation, Priority Review and/or Accelerated Approval.

Growing Our RAF Franchise

Beyond development of KIN-2787, we continue activities on chemotypes that are differentiated from KIN-2787. Additionally, we are investigating potential next-generation candidates with the possibility of expanding the therapeutic index and enabling further precision medicine strategies. For example, we may target RAF 1 (CRAF protein) gene fusions that are known drivers in primary central nervous system (CNS) tumors, which remains a substantial unmet need. These programs are currently in preclinical research and we intend to develop them for future precision oncology clinical trials.

Our FGFR Program: KIN-3248

Overview

We are evaluating our FGFR inhibitor candidate, KIN-3248, for the treatment of patients with ICC and UC and other solid tumors. In preclinical studies, we have observed inhibitory activity across a broad range of clinically-relevant mutations in FGFR2 and FGFR3 that drive resistance to current therapies. Because our preclinical studies demonstrated our candidates’ ability to cover the initial alterations and preemptively address these resistance mutations, we believe we may be able to meaningfully increase the DoR for certain patients by addressing these alterations. We plan to develop our candidates initially for patients whose tumors have acquired resistance to therapies targeting FGFR2 or FGFR3 alterations, which limits the durability of response. As with other precision oncology approaches, addressing resistance mutations may also ultimately enable us to develop a first-line therapy.  In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022.

Background

Aberrations in FGFR signaling are an emerging opportunity for targeted therapy across multiple types of cancer, particularly UC and ICC and also gastric and breast cancers. Currently approved FGFR inhibitors have demonstrated clinical benefit, but response rates and DoR are limited. For FDA approved FGFR targeted drugs Balversa (erdafitinib), Pemazyre (pemigatinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib), as well as TAS120 (futibatinib), which is in development, the response rate is approximately 30% to 35% among UC and ICC patients whose tumors are driven by FGFR-dependent driver genes. Further, the vast majority of those responding patients only demonstrate partial responses (i.e., partial tumor shrinkage) and the median DoR is only five months for Balversa (erdafitinib) and nine months for Pemazyre (pemigatinib). These resistance profiles are often caused by gatekeeper and molecular brake variants that emerge within the FGFR driver gene. The figure below shows the sensitivity and resistance of various oncogenic FGFR2 and FGFR3 indels and fusion genes. This lack of a response for most patients and short DoR for others presents a substantial need to develop potent and selective next-generation FGFR-targeting agents that can drive deeper and longer-lasting clinical benefit among responding patients.

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

Hyperphosphatemia, an elevated level of phosphate in the blood, is a common, and typically manageable, adverse effect of FGFR-targeting drugs. This adverse event is driven by FGFR1-dependent inhibition of phosphate reabsorption in the kidney. Typically, hyperphosphatemia is managed by dietary modification and phosphate-binding medication. Many oncology drug developers have tried to select against FGFR1 instead of targeting 1, 2 or 3 specific FGFR isoforms, but given very high sequence similarity in the kinase domains of FGFR family members, it remains exceptionally challenging to retain potent FGFR2 and FGFR3 inhibition and avoid FGFR1 kinase inhibition. Based on our conversations with clinicians and key opinion leaders, we believe that broad coverage of primary FGFR2 and FGFR3 oncogenic driver alterations and the acquired, on-target resistance mutations is more important clinically than reducing hyperphosphatemia. Additionally, inhibition of FGFR1 may have clinical benefits.

Oncogenic FGFR2 gene fusions have been observed in 10% to 16% of patients with ICC, while oncogenic FGFR3 alterations are estimated to be found in approximately 15% to 20% of patients with UC. Given these populations and the significant percentage of patients who develop resistance to currently approved FGFR inhibitors, we believe there is a significant commercial opportunity to develop a next-generation FGFR inhibitor that will effectively cover the initial fusions or alterations and the common resistance alleles that may eventually develop.

Biomarker Prevalence of FGFR2/3 Alterations by tumor type.

Biomarker prevalence on data generated from AACR GENIE Project Data: Version 10.0-public Powering Precision Medicine Through An International Consortium. Cancer Discov 7(8): 818-831, 2017

The Opportunity

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

Our FGFR Program: KIN-3248

Our FGFR candidate, KIN-3248, is a covalent (irreversible) kinase inhibitor, designed to address clinically observed  mutations in FGFR2 and FGFR3 that drive resistance to current therapies. We are evaluating KIN-3248 for the treatment of patients with ICC and UC and may expand into other FGFR-driven solid tumors, such as breast cancer.

In preclinical studies we have observed inhibitory activity across a broad range of clinically relevant mutations that drive acquired resistance. We believe that by addressing these mutations and broadly covering FGFR isoforms, we may be able to meaningfully increase the DoR.

We have completed in vitro and in vivo profiling of KIN-3248. We have conducted 28-day GLP oral toxicology studies for KIN-3248 using rat and dog as relevant species for human risk assessment. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022.

Preclinical Results

Based on evaluating more than 300 kinase assays, KIN-3248 displayed a highly selective kinome profile. As depicted in the figure below, in this kinome profiling study, KIN-3248 substantially inhibited (> 90% kinase inhibition) three FGFR kinases (FGFR2, FGFR3, and FGFR4) and partially inhibited a few other (off-target) kinases including TNK1 and STK10. By comparison, the FDA approved FGFR2/3 inhibitor erdafitinib (Balversa) inhibited the FGFR family of kinases, but demonstrated off-target inhibition of several receptor tyrosine kinases (e.g., KDR, PDGFRalpha, KIT, CSF1R, DDR1, DDR2) that are known to be common off-targets for FGFR inhibitors. Therefore, KIN-3248 demonstrated an improved kinase selectivity profile relative to erdafitinib.

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

As shown in the table below, initial preclinical study results for our FGFR inhibitor candidate, KIN-3248, showed improved inhibition of the gatekeeper mutations (FGFR2 V565F and FGFR3 V555M) when compared to the FDA approved FGFR inhibitors, Balversa (erdafitinib) and Pemazyre (pemigatinib), and the FGFR inhibitor clinical candidate TAS120 (futibatinib), in enzymatic assays.

Biochemical inhibition of WT FGFR1, FGFR2, and FGFR3 and selected FGFR2 and FGFR3 resistance mutations by indicated FGFR-targeting reference compounds and KIN-3248.

Enzymatic inhibitory activity of KIN-3248 against FGFR family kinases and common resistance mutations compared to erdafitinib, pemigatinib and futibatinib in internal head-to-head comparisons. Biochemical activity is measured by a shift in electrophoretic mobility of a peptide substrate upon phosphorylation with the designated FGFR kinase. The potency of kinase inhibition is presented as the concentration of specified compound that inhibited 50% of the maximum kinase activity (IC50). Kinase inhibition assays were performed at 100 uM ATP concentration with no pre-incubation of the compounds with the kinase. In the lower section of the table, the relative inhibitory activity of the specified compound toward mutant versus respective WT kinase is displayed as fold differences in IC50 values. Ratios <10X (as highlighted by green text for KIN-3248) represent retained activity of either the resistance mutation or corresponding WT kinase. Ratios >10X (as highlighted by red text) represent a substantial loss of activity against the indicated resistance mutation compared to the corresponding WT kinase.

KIN-3248 similarly demonstrated inhibition of cell viability in patient-derived CCLP-1 cholangiocarcinoma cells engineered to express either unmutated FGFR2 gene fusions (WT) or comparable gene fusions that harbor secondary resistance mutations (e.g., V565F and N550K). Other FGFR-targeting compounds were assayed in the same studies and displayed significantly less inhibition of specific mutant FGFR2 alleles. For example, pemigatinib and futibatinib had EC50 values for the FGFR2 V565F mutation that were more than 6,000 nM and 129 nM, respectively. For example, pemigatinib and futibatinib had fold-difference in EC50 values for the FGFR2 V565F mutation relative to WT that were >1000x and >300x  respectively. This compares to 1.5x for KIN-3248. Fold-difference in EC50 values for specific FGFR2 mutant alleles compared to WT are presented in the figure / heatmap below (left panel).

In addition to the acquired resistance mutations described above, there are other clinically relevant FGFR2 mutations, including additional gatekeeper (e.g., V565L and V565I), molecular brake / regulatory region (e.g., N550H and E566A), and activating mutations (e.g., K650M), as well as the corresponding FGFR3 mutations. These mutations may limit the potency of both approved FGFR inhibitors (e.g., pemigatinib) and FGFR therapies in clinical development, such as RLY-4008. Consistent with the biochemical data, KIN-3248 demonstrated a ratio less than 5-fold for these resistance mutations compared to the unmutated FGFR2 fusion in cell-based assays. This suggests that KIN-3248 has a unique ability to retain activity across V565L, V565I, and M538I, and therefore demonstrates a potential advantage in limiting the emergence of these resistance mutations in patients with FGFR2-driven cancers.

Cellular inhibition of primary oncogenic FGFR2 fusions (WT) and selected secondary FGFR2 resistance mutations in CCLP-1 and ICC 13-7 patient-derived cholangiocarcinoma cell lines by indicated FGFR-targeting reference compounds and KIN-3248.

The cellular activity of KIN-3248 compared to pemigatinib and futibatinib, was evaluated in patient-derived FGFR2 fusion-positive cholangiocarcinoma cell lines, CCLP-1 and ICC13-7, engineered to express selected secondary FGFR2 resistance mutations. Inhibition of cell viability was measured by MTT assay following 3 or 10 days of treatment in multiple independent experiments. EC50 values were calculated using a dose-response regression curve fitting utilizing a 4-parameter analytical method. Relative inhibitory activity of the specified compound toward mutant versus WT FGFR2 kinase is displayed as fold differences in EC50 values (left panel). To evaluate clonal outgrowth (right panel), FGFR2 mutants were pooled and treated with KIN-3248 or the indicated FGFR inhibitors for 2 weeks. Clonal prevalence at the start and end of treatment was determined by ddPCR and presented as relative mutant allele frequency. Data for RLY-4008 excerpted from Relay Therapeutics’ public filings.

Cellular inhibition of primary oncogenic FGFR3 fusion (WT) and selected secondary FGFR3 resistance mutations in RT-112 human bladder cancer cell line by indicated FGFR-targeting reference compounds and KIN‑3248.

The cellular activity of KIN-3248 compared to erdafitinib, pemigatinib, infigratinib and futibatinib was evaluated in a human FGFR3 fusion-positive bladder cancer cell line, RT-112, engineered to express selected secondary FGFR3 resistance mutations.. Inhibition of cell viability was measured following 5 days of treatment in multiple independent experiments. EC50 values were calculated using a dose-response regression curve fitting utilizing a 4-parameter analytical method. Relative inhibitory activity of the specified compound toward mutant versus WT FGFR3 kinase is displayed as fold differences in EC50 values.

Tumor regressions in internal head-to-head preclinical studies for KIN-3248 in Primary and Resistant FGFR2/3 oncogenic driver alterations in vivo

Continuous daily dosing of KIN-3248 was well tolerated in athymic nude mice bearing SNU-16 (FGFR2 amplified and fusion-positive gastric cancer), and RT-112 (FGFR3 fusion-positive bladder cancer) human tumor cell xenografts at doses up to 15 mg/kg/day. As shown in the figure below, both tumor models demonstrated tumor growth inhibition, as measured by mean tumor volume, at 5 and 15 mg/kg/day doses.

Anti-tumor activity in FGFR2 Amplified / Fusion + Gastric Cancer and FGFR3 Fusion+ Urothelial Cancer.

Tumor growth inhibition of SNU-16 gastric cancer (FGFR2 amplified and FGFR2-PDHX+) and RT-112 bladder cancer (FGFR3-TACC3+) xenografts in athymic nude mice. KIN-3248 or vehicle control dosing was initiated when tumors reached >200 mm3 and was performed by oral administration once a day. Groups consisted of n=9 mice and represent the average tumor volume +/- standard error of the mean (SEM).

Anti-tumor activity of KIN-3248 human cancer cell line- and patient-derived xenograft models with FGFR2 kinase domain resistance mutations.

The anti-tumor activity of KIN-3248 was next evaluated in cancer cell line (CDX)- and patient-derived (PDX) tumor xenograft models with FGFR2 resistance mutations. Treatment with KIN-3248 at 15 mg/kg/day led to 72%, 116%, and 102% tumor growth inhibition and regressions in models harboring M538I / M539L (activation loop), V565L (gatekeeper), and N550K (molecular brake) mutations associated with clinical resistance to FGFR inhibitors. In contrast, pemigatinib and futibatinib displayed a lack of or limited efficacy against these FGFR2 resistance mutations.

Tumor growth inhibition of a cholangiocarcinoma patient-derived xenograft, or PDX (FGFR2-CBX5 and M538I / M539L+), gastric cancer PDX (FGFR2 amplified and V565L+) and endometrial cell-derived xenograft (FGFR2 N550K+) in nude mice. KIN-3248, pemigatinib, futibatinib or vehicle control dosing was initiated when tumors reached >200 mm3 and was performed by oral administration once a day. Groups consisted of n=6-12 mice and represent the average tumor volume +/- standard error of the mean (SEM).

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

We have completed a 28-day GLP toxicology study in rats and a 28-day GLP toxicology study in dogs that together define the anticipated first-in-human dose for KIN-3248. All drug dose levels were well tolerated with no exposure-associated mortality, adverse clinical pathology observations, or substantive changes in vital measurements following completion of 28 days of dosing in both species. We believe KIN-3248 has a favorable therapeutic index as these GLP toxicology results demonstrated that the drug was well tolerated at levels that have shown anti-tumor activity in our other preclinical studies.

Clinical Development Plan

KN-4802

In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 (KN-4802) in the first quarter of 2022. KN-4802 is primarily to assess the safety and tolerability of KIN-3248 in both FGFR inhibitor naïve and pre-treated patient populations with molecularly-defined FGFR2- and/or FGFR3-alteration driven cancers. KN-4802 is designed to assess the safety and tolerability of KIN-3248 in FGFR inhibitor naïve and pretreated cancer patients with FGFR2 and/or FGFR3 gene alterations while also characterizing pharmacological and anti-cancer activity of KIN-3248.

KN-4802 is designed as follows:

•
Part A: Dose Escalation: Patients with advanced or metastatic solid tumors in both FGFR inhibitor naïve and pre-treated patient populations with molecularly-defined FGFR2- and/or FGFR3-alteration driven cancers, including a limited number of patients with FGFR2 or FGFR3 amplification-driven cancers. Patients will be enrolled in cohorts of 3 patients each to receive oral KIN-3248 as a single agent for up to 45 patients.

•
Part B: Dose Expansion: Patients with advanced or metastatic solid tumors bearing with molecularly-defined FGFR2- and/or FGFR3-alteration driven cancers will be enrolled in one of a number of cohorts defined by disease or biomarker of up to 20 to 30 patients per cohort to receive oral KIN-3248 as a single agent. This would include both FGFR inhibitor naïve and pre-treated patient populations.

The objectives of the trial are to (1) assess the safety and tolerability of KIN-3248 when administered to cancer patients, (2) understand the relationship between dose and schedule of drug with PK, PD and changes in tumor-associated biomarkers, (3) determine a recommended Phase 2 dose and schedule, and (4) gain an initial understanding of single agent anti-cancer efficacy in defined cancer patient cohorts. Our primary efficacy measures include objective measures of tumor response using RECIST v1.1, including number of responding patients, response rate, depth of response and DoR, utilizing standardized tumor imaging assessments at pre-specified intervals. The figure below illustrates our current clinical development plan.

Clinical development plan for KIN-3248 in patients with FGFR2- and/or FGFR3-driven advanced solid tumors.

In both Parts A and B, we leverage CLIA-compliant local tumor tissue or blood-based genomic profiling, such as MSK-IMPACT profiling, at Memorial Sloan Kettering Cancer Center, or tumor or blood-based genomic analysis performed at a central commercial laboratory, such as Foundation Medicine, Inc., for detection and inclusion of specific FGFR2 or FGFR3 alterations. We also biobank tumor tissue and blood specimens for central retrospective analysis which we believe will enable the assessment of primary genomic alterations and other exploratory analyses.

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

We believe that targeted CDK12 inhibition with a selective small molecule therapeutic offers the potential to:

•	significantly augment the clinical benefits of PARP inhibitors, chemotherapeutic agents and ICIs in the subset of these cancer patients who are currently eligible to be treated with these drugs; and

•
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

CDK12 has a novel cysteine in the active site of the enzyme, enabling specificity via an irreversible (covalent) binding mode as described for our FGFR program. We have employed structure-based drug discovery efforts from an early co-crystal structure that led to identification of highly specific small molecules that covalently bind to and inhibit CDK12, as shown by the kinome profile in the figure below.

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

There are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF alterations:  Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC and anaplastic thyroid cancer, and Braftovi (encorafenib) is also used in mutated CRC. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as LXH254 and Belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Novartis AG and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

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

Our Scientific Collaborations

To help advance our programs, we are working with Massachusetts General Hospital Cancer Center and University of California, San Francisco, leading clinical research institutions, and plan to enter into additional collaborations. Each of these collaborations is (or will be) focused on translational strategies to support the clinical study of our new therapy candidates. For example, we will work with these research organizations to:

•	define emerging patient populations;

•	demonstrate selective in vitro and in vivo activity and define dose-exposure pharmacodynamic relationships in clinically relevant models;

•	test prioritized compounds against specific mutations and fusions;

•
investigate mechanism of action-the specific biochemical interaction through which a drug substance produces its pharmacological effect-to support the refinement of strategies for patient selection and patient stratification for both monotherapy and rationale combinations; and

•	develop biomarker-based development strategies that will drive patient selection in our clinical programs.

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

As of February 17, 2022, our patent portfolio consisted of issued patents and pending patent applications that we own related to our small molecule kinase inhibitor programs, including our RAF, FGFR and CDK12 programs. In total, as of that date, we owned three issued United States patents, 20 pending United States patent applications, seven international patent applications filed under the Patent Cooperation Treaty (PCT application) and 45 pending patent applications in various markets outside of the United States, including Europe, China and Japan.

With respect to KIN-2787, as of February 17, 2022, we owned one issued United States patent, one pending PCT application and five pending patent applications in the United States, Taiwan and Argentina with claims covering KIN-2787 as composition of matter, pharmaceutical compositions and related methods of use. The issued United States patent covering KIN-2787 as composition of matter, pharmaceutical compositions and related methods of use is expected to expire in October 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to KIN-2787 are expected to expire between October 2040 and April 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to KIN-3248, as of February 17, 2022, we owned one pending PCT application, and five pending patent applications in the United States, Taiwan and Argentina with claims covering KIN-3248 as composition of matter, pharmaceutical compositions and related methods of use. Any patents that may issue from our pending patent applications related to KIN-3248 are expected to expire in June 2041, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to KIN004, as of February 17, 2022, we owned one issued United States patent, one pending PCT application, and 15 pending patent applications in the United States, Europe, China, Japan and other markets outside of the United States. The issued United States patent covering KIN004 as composition of matter, pharmaceutical compositions and related methods of use is expected to expire in June 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications are expected to expire between June 2039 and December 2040, absent any patent term adjustments or patent term extensions for regulatory delay.

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

To date, we have obtained for our product candidates active pharmaceutical ingredients (API) from Patheon API Services, Inc. and drug product from Serán BioScience, Inc. and BioDuro LLC, each of whom we currently rely on as single-source contract manufacturing organizations (CMOs). We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.

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

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal trials;

•	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements assuring that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and

•
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

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.

•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•
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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance, regarding Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and future developments, including new regulatory requirements and changes to existing regulations.

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

FDA Regulation Of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications;

•	suspension or revocation of product approvals;

•	product seizure or detention;

•	refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

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

Similar to post-approval regulatory requirements that apply to drug products, for any medical devices that we may develop in the future, after a medical device is placed on the market, numerous regulatory requirements apply. These include: the quality manufacturing requirements set forth in the Quality System Regulation, or QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, registration and listing, the Medical Device Reporting, or MDR, regulation (which requires that manufacturers report to the FDA if the device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act). The FDA enforces these requirements by unannounced inspection, market surveillance and other means. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled regulatory letter or a warning letter, to more severe sanctions such as fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution.

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

•
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

•
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

•
The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), information regarding certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;

•
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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014, which entered into application on January 31, 2022, ensures that the rules for conducting clinical trials in the EU will be identical and simplifies the rules for clinical trial authorization and standards of performance. .

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations.

•
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

•
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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans.  In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In January 2021, President Biden issued an Executive Order that initiates a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. While no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future federal and state legislation or administrative action. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Facilities

Our offices are located in San Francisco and San Diego, California.  In San Francisco, we lease 5,698 square feet of office space, under a lease that expires on June 30, 2026, with an option to extend for an additional three years at the end of the initial term.  In San Diego, we occupy 8,088 square feet of office space under a lease which commenced in March 2022 for an initial term of five years and four months. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Environmental, Social and Governance (ESG) Highlights

Social

We are committed to driving social impact through our pipeline and operating in a way that is respectful and inclusive of all stakeholders. Below are a few examples that demonstrate our commitment to social impact:

•
Our mission is to expand the reach of targeted therapeutics by developing products that are designed to address significant unmet need for those battling cancer. Our two lead product candidates, KIN-2787 and KIN-3248, could impact over 100,000 prevalent patients and their caregivers. For example, for KIN-2787, patients with Class II or Class III alterations have no available targeted therapy treatment options today and for KIN-3248, patients who have been treated first-generation FGFR inhibitors often develop resistance to treatment, which shortens their duration of response.  We estimate that each month of life extension for patients could lead to a risk adjusted lifetime value of over $1 billion for both programs. Further, caregivers of cancer patients are typically forced to significantly change their lives in order to provide care, which can lead to increased psychological morbidity and economic burden. Approximately 50% of caregivers experience severe decline of quality of life. Providing new treatment options for patients who are currently underserved could improve caregivers’ quality of life.

•
We are committed to being an equal opportunity employer and enhancing diversity and inclusion across our business. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group and our managers and other employees participate in anti-harassment training.

•
We strive to and are always improving our diversity and inclusion (D&I) strategies and performance, and we are proud of the gender and ethnic diversity we have cultivated throughout the company. As of December 31, 2021, of our 61 full-time employees, 27 are female and 29 are ethnically diverse. We intend to continue to develop our D&I practices and improve performance across our workforce.

•
We are an employee-focused company dedicated to building a talented and motivated team and as such offer competitive compensation and comprehensive benefits to attract and retain top talent. In addition to offering benefits such as medical, dental, vision, 401(k) with company contribution, flexible spending for healthcare and dependent care, life insurance, pet insurance, voluntary life-illness-accident insurance, and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include unlimited paid time off (vacation, sick leave), annual paid “refresher” days, annual massage days, healthy lifestyle reimbursement programs, home office reimbursement programs and flexible office and remote work options. We also have a variety of company-wide events to support and encourage relationship development, teamwork and collaboration (which we view as essential to our success as a result of the COVID-19 pandemic).

•
In 2021, we commenced the first offering period under the Kinnate Biopharma Inc. 2020 Employee Stock Purchase Plan for all full-time employees. This is a benefit we are delighted to offer and that we believe will help to further incentivize our employees to contribute to our achievement of business success.

•
In an effort to ensure the safety of our staff and clinical patients during the COVID-19 pandemic and during subsequent surges, we have limited in person attendance in our offices and adopted state mandated protocols. We have also enforced a vaccine mandate for all employees and others visiting our offices (subject to applicable law).

Human Capital Management

As of December 31, 2021, we had 61 full-time employees. Our workforce is highly skilled, with 24 of our employees holding an MD, PhD, or PharmD degree.  Of these full-time employees, 46 were engaged in research and development activities. Substantially all of our employees are based in San Diego, California and San Francisco, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives

We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. The biopharmaceutical industry is highly competitive and recruiting and retaining employees is critical to the continued success of our business. To attract, maintain and motivate our team of high achieving professionals, we offer competitive compensation and benefits, a collaborative work environment, ongoing professional development initiatives, attractive career advancement opportunities, and a culture that values D&I. At Kinnate, our employees are united by our mission to expand the reach of targeted oncology therapeutics by developing products that address areas of significant unmet need. Employees are encouraged to voice their opinions and stretch themselves professionally.

Environmental

We are committed to minimizing the environmental impacts of our business. We currently do not operate laboratory facilities and therefore have limited hazardous waste. We encourage all employees to reduce waste and emissions through recycling and other energy conservation measures. The following are a few of the initiatives that demonstrate our commitment to environmental impact:

•	We are subject to numerous environmental, health and safety laws and regulations.

•	Our employees are required to promptly report any known or suspected violations of environmental laws or any events that may result in a discharge or emission of hazardous materials.

•	We have recycling in all facilities.

•	We minimize use of disposable bottles and printing of paper.

•	Our new facility in San Diego is LEED certified.

•	We have commuter benefits programs in place that encourage employees to walk, bike or utilize public transportation instead of cars for their commute.

•	We encourage video conferencing for non-essential meetings to reduce travel and commute emissions.

Governance

We are committed to transparent, efficient and fair business practices and have established a robust governance infrastructure to facilitate this. The following are a few initiatives that demonstrate our commitment to good governance:

•
We have a diverse board of directors that currently includes three female members. In addition, two of our directors, including one of our female directors, are of Middle Eastern (Persian) descent. We believe that these four directors provide valuable diversity to our board’s membership.

•	Our board of directors and executive management team have oversight of all the ESG commitments that we have outlined in this section.

•
We have adopted policies and procedures and conduct training to ensure appropriate management of data privacy and cybersecurity risks. We also have an information security incident response plan that defines our process for investigating, reporting and managing cybersecurity incidents and/or data breaches.  Our cybersecurity and privacy programs are overseen by our Chief Operating Officer and General Counsel.

•
We have adopted a Code of Business Conduct and Ethics with provisions related to corporate ethics, bribery and corruption, whistleblower policies, political involvement and other dimensions of corporate ethics.

Corporate Information

We were incorporated in Delaware in January 2018. Our principal executive offices are located 103 Montgomery Street, Suite 150, The Presidio of San Francisco, San Francisco, CA 94129. We also have offices at 12830 El Camino Real, Suite 150, San Diego, CA 92130.  Our telephone number is (858) 299-4699. Our website address is www.kinnate.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

Investors should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks related to the following:

Risks Related to our Financial Position and Need for Additional Capital

•	We are early in our development efforts and have a limited operating history and no products approved for commercial sale.
•	We have incurred significant net losses and expect to continue to incur significant net losses for the foreseeable future.
•	Our ability to generate revenue and achieve profitability depends on our ability to achieve our objectives relating to discovery, development and commercialization of our product candidates.
•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

•	We are substantially dependent on our RAF and FGFR programs.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our CDK12 and other research programs.
•	Our approach to the discovery and development of product candidates is unproven.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have limited experience as a company in conducting clinical trials.
•	We may not be able to file INDs on the timelines we expect.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	The COVID-19 pandemic could adversely impact our business.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	The manufacture of drugs is complex, and third-party manufacturers may encounter production difficulties.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.
•	Our product candidates may become subject to unfavorable third-party coverage and reimbursement practices.
•	Our business entails a significant risk of product liability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	We may develop our product candidates with other therapies, which would expose us to additional risks.
•	We have never commercialized a product candidate as a company and currently lack the resources to do so on our own or with others.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•	Regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
•	Failure to obtain approval of a required companion diagnostic test, will prevent commercialization of the product candidate.

•
Where appropriate, we plan to secure approval from regulatory authorities through accelerated registration pathways. If we are unsuccessful, we may be required to conduct additional preclinical studies or clinical trials.

•	We may seek, but not obtain, Fast Track designation from the FDA for one or more of our product candidates.
•	A Breakthrough Therapy designation by the FDA may not lead to a faster review or approval process.
•	We may not be able to obtain orphan drug designation or orphan drug exclusivity for one or more of our product candidates.
•	We may face difficulties from changes to current regulations and future legislation.
•	Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors may be subject to reporting requirements and various laws.
•	We must comply with regulations governing the use, processing and cross-border transfer of personal information.
•	Our employees, service providers, suppliers and vendors may engage in misconduct or other improper activities.
•
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar foreign laws, as well as U.S. and foreign export controls, trade sanctions, and import laws and regulations.

•	If we fail to comply with California laws or Nasdaq rules governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

•	Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.
•	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing growth.
•	Our internal computer systems, or those of any of our service providers, may fail or suffer security or data privacy breaches or incidents.
•	Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China.
•	Our operations are vulnerable to interruption by natural disasters, war, terrorist activity, pandemics and other events.
•
If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

•	A variety of risks associated with marketing our product candidates internationally could adversely affect our business.
•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Intellectual Property

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Our commercial success depends on our operating without infringing the patents and other proprietary rights of third parties.
•	We may not be successful in obtaining or maintaining rights to our future product candidates.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	Patent reform legislation may increase uncertainties and costs of prosecuting patent applications and enforcing issued patents.
•	Changes in patent law could diminish the value of patents in general.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Dependence on Third Parties

•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
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

•	If our manufacturers use hazardous materials in a manner that causes injury or violates law, we may be liable for damages.
•	If we decide to establish collaborations, we may have to alter our development and commercialization plans.

Risks Related to the Securities Markets and Ownership of Our Common Stock

•	The market price of our common stock is volatile, which could result in substantial losses for investors.
•	If securities analysts do not publish research or reports about our business, or if they publish adverse reports regarding us, our stock price and trading volume could decline.

•
If our remediation of a material weakness that we identified in our internal control over financial reporting is not effective, we may not be able to accurately or timely report our financial condition or results of operations.

•	Delaware law and provisions in our charter documents might prevent a change in control of our company or changes in our management, depressing the market price of our common stock.
•	Our charter documents provide exclusive forums for disputes between us and our stockholders, limiting their ability to obtain a favorable judicial forum.

We are very early in our development efforts, have a limited operating history, have limited experience initiating and have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We recently became a clinical-stage biopharmaceutical company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations in January 2018, initiated our Phase 1 clinical trial for KIN-2787 in May 2021,  commenced dosing KIN-2787 in humans in the second half of 2021, and recently initiated our Phase 1 clinical trial for KIN-3248. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our Rapidly Accelerated Fibrosarcoma (RAF) inhibitor and Fibroblast Growth Factor Receptors (FGFR) inhibitor programs and our CDK12 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have limited experience initiating clinical trials and have not yet demonstrated our ability to successfully complete a clinical trial, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors or others to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $89.8 million for the year ended December 31, 2021, and as of December 31, 2021, we had an accumulated deficit of $143.1 million. We are still in the early stages of development of our product candidates, have recently commenced the initiation of our first clinical trial and began dosing KIN-2787 in humans and have not completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditures into the second half of 2023. Advancing the development of our RAF and FGFR programs and our CDK12 and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are very early in our development efforts.  While we have initiated a Phase 1 clinical trial for KIN-2787 for our RAF program, we have only recently started dosing KIN-2787 in humans. We also have only recently initiated our Phase 1 clinical trial for KIN-3248 for our FGFR program. Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Although we have recently initiated a Phase 1 clinical trial for KIN-2787, began dosing KIN-2787 in humans for our RAF program and initiated a Phase 1 clinical trial for KIN-3248, we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In April 2021, we filed an IND for KIN-2787 with the FDA. The FDA cleared our IND for KIN-2787 in May 2021, and we initiated a Phase 1 clinical trial for KIN-2787 and began dosing KIN-2787 in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. However, we may not be able to file an IND for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have only recently started dosing KIN-2787 in humans (and have not yet started dosing KIN-3248 in humans), we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As the COVID‑19 pandemic continues to affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

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

The COVID-19 pandemic has affected our business operations since early 2020, and we continue to assess the impact that the COVID‑19 pandemic may continue to have on our ability to effectively conduct our business operations as planned.  There can be no assurance that we will be able to avoid a material impact on our business from the continued existence of COVID‑19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to additional shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, depending on the continued persistence or future spread of COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID‑19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID‑19 pandemic, among others. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID‑19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance documents issued by the FDA include further updates to previous guidance documents as well as guidance regarding remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and manufacturing, supply chain, and drug and biological product inspections. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

The global outbreak of COVID‑19 continues to evolve. While the extent of the impact of the current COVID‑19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID‑19 pandemic could have a material negative impact on our business, financial condition and operating results. To the extent the COVID‑19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF alterations:  Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC and anaplastic thyroid cancer, and Braftovi (encorafenib) is also used in mutated CRC. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as LXH254 and Belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Novartis AG and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors. For our FGFR program, there are three currently approved selective FGFR2 and FGFR3 inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib) and a number of programs that are in development, including Taiho Oncology, Inc.’s TAS120 (futibatinib), Relay Therapeutics, Inc.’s FGFR2-specific clinical candidate (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. For additional information regarding our competition, see the section of this Annual Report on Form 10‑K titled “Business-Competition.”

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

We may develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. For example, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We anticipate initiating the combination portion of the trial in the first half of 2022. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID‑19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. Additional COVID-19 related guidance released by FDA include updates to previous guidance and additional guidance documents that address resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency, among others. FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. The ultimate impact of the COVID-19 pandemic on our business operations and clinical development plans is highly uncertain and subject to change and future developments, including new regulatory requirements and changes to existing regulations. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. For additional risk factors related to the potential impact of the COVID-19 pandemic, please see the risk factor above titled, “The COVID-19 pandemic could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.”

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, The United States Department of Health and Human Services (HHS) and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states, and in June 2021, Colorado enacted a similar law, the Colorado Privacy Act (CPA), which becomes effective July 1, 2023. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA and these other state laws create further uncertainty and may require us to incur additional costs and expenses.

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, EMA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory authorities, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely review of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA review timelines could be extended due to various factors, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and other factors that disrupt normal operations, thereby causing the FDA to be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption to normal operations occurs, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•
the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require applicable manufacturers of covered drugs, devices, biologicals or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union (CJEU) that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses (SCCs). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and the UK SCCs, as discussed below,  may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.

Further, the vote in the United Kingdom (UK) in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the UK along with a version of the GDPR referred to as the UK GDPR.  Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations.  Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (UK SCCs), which came into effect March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and information security.  For example, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China, or PRC, and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year.

We may incur liabilities, expenses, costs, and other operational losses under GDPR and local laws of applicable EU Member States, the UK, and other regions in connection with any measures we take to comply with them. Working to comply with the GDPR and other laws and regulations to which we are subject in Europe and other regions outside the United States relating to privacy, data protection, and information security will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in those regions.

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

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021. Additionally, on September 30, 2020, Assembly Bill 979 was signed into law. Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies.

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

Our board of directors currently includes three female directors, and two directors from “underrepresented communities.” If the current composition of our board of directors changes prior to December 31, 2022, we might be out of compliance with Senate Bill 826 or Assembly Bill 979, or if on December 31, 2022 we continue to have nine or more directors but do not have three directors from underrepresented communities, we will be out of compliance with Assembly Bill 979. An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China where we established our joint venture. A significant disruption in the operations of those third parties, a trade war or political unrest in China or other areas in which these third parties are located could materially adversely affect our business, financial condition and results of operations.

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China. In May 2021 we announced the establishment of Kinnjiu, our majority-owned China joint venture to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of December 31, 2021, we held a 54.9% equity interest in the joint venture. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and our current joint venture are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 61 full-time employees, including 46 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflict between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID‑19 pandemic. Due to the COVID‑19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home.  Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

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

We expect to incur significant costs in an effort to detect, prevent, and respond to security incidents. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks and operational technology attacks globally, and we cannot guarantee that our systems or those of third-party service providers or other third parties that support us or our operations have not been breached or that they do not contain exploitable defects or bugs that could result in a security incident or breach of, or other disruption to, our systems and the systems of third parties that support us and our operations. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international laws relating to privacy, data protection, and information security. Litigation and governmental investigations could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation or investigations, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect data in our possession, custody or control could have a material adverse effect upon our reputation, business, operations, or financial condition.

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

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad (such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties); and

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOL carryforwards may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2021, we had available federal NOL carryforwards of $126.9 million. We also have available California NOL carryforwards of approximately $24.8 million as of December 31, 2021, which begin to expire in 2038. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including state NOL carryforwards, could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trial under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) approximately 70 medicinal chemists at leading CROs, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. . In addition, the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, could negatively impact supply chains that directly or indirectly affect manufacturing processes necessary for the continued development and potential commercialization of our product candidates. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.
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

•
general economic, political, industry and market conditions and instability (such as those created by the ongoing conflict between Ukraine and Russia, including, without limitation, sanctions against Russia imposed by the United States, the European Union and others).

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10‑K as a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, unless we continue to qualify as a “smaller reporting company” at such time. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In connection with the audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses related to proper recognition of accrued liabilities related to research and development expenses, the proper classification of research and development expense versus general and administrative expense, and a lack of appropriately designed and implemented controls over the review and approval of manual journal entries which led to our inability to maintain segregation of duties between the creation and posting of journal entries. The material weaknesses resulted in an audit adjustment to decrease operating expenses and accrued expenses for the year ended December 31, 2020, and an audit adjustment to the presentation of operating expenses on the Statement of Operations.

We have taken steps to remediate these material weaknesses through the implementation of additional procedures to ensure appropriate review of accrued expenses, appropriate classification of operating expenses, and the implementation of appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system that went live at the beginning of 2022. Although the remediation actions we took with respect to two of the identified material weaknesses have been in effect for a sufficient period of time to allow us to conclude that the related controls were operating effectively as of December 31, 2021, the remediation actions we took with respect to the material weakness relating to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries were not fully implemented as of December 31, 2021 due to the implementation of the new ERP system at the beginning of 2022, therefore not allowing us to conclude that the related controls were operating effectively as of December 31, 2021. Until we are able to reach that conclusion, we cannot assure investors that these measures will significantly improve or remediate the remaining material weakness.

We may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate consolidated financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

Our offices are located in San Francisco and San Diego, California.  In San Francisco, we lease 5,698 square feet of office space, under a lease that expires on June 30, 2026, with an option to extend for an additional three years at the end of the initial term.  In San Diego, we occupy 8,088 square feet of office space under a lease which commenced in March 2022 for an initial term of five years and four months. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed. .

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “KNTE.”

Holders of Record

As of December 31, 2021, there were approximately 14 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On December 2, 2020, our registration statement on Form S-1 (File No. 333-250086) was declared effective by the SEC for our IPO of common stock. We began trading on the Nasdaq Global Select Market on December 3, 2020, and the transaction formally closed on December 7, 2020. In connection with our IPO, we issued and sold an aggregate of 13,800,000 shares of our common stock at a price of $20.00 per share, including 1,800,000 shares issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $276.0 million. The joint book-running managers for the initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, and Piper Sandler & Co. and Wedbush Securities Inc. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $22.7 million, the net proceeds from the offering were approximately $253.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to expand the reach of targeted therapeutics by developing products that are designed to address significant unmet need. Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and the tailored ecosystems of our partners to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. Our Kinnate Discovery Engine, together with the biomarker-driven approach of our drug development strategy and our continual translational research and early global expansion in development, may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development. Our most advanced product candidate is KIN-2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an Investigational New Drug application (IND) for KIN-2787 with the U.S. Food and Drug Administration (FDA). In May 2021, the FDA cleared our IND for KIN-2787 and we initiated a Phase 1 clinical trial for KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. Additionally, we are evaluating KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining as well as other solid tumors. KIN-3248, is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies. We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

In May 2021, we announced the closing of a Series A preferred stock financing of our China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2021, we held a 54.9% equity interest in the joint venture. Kinnjiu expects to initiate a Phase 1 trial for KIN-2787 in Greater China in mid-2022.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of December 31, 2021, we had cash and cash equivalents and short-term and long-term investments of $324.9 million, exclusive of $33.6 million at Kinnjiu. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2023.

We have incurred significant losses since the commencement of our operations. Our consolidated net losses for the years ended December 31, 2021 and 2020 were $89.8 million and $35.8 million, respectively, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2021, we had an accumulated deficit of $143.1 million.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	advance our RAF through clinical development and our FGFR program from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor and next-generation programs for our product candidates;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

The global COVID‑19 pandemic continues to evolve. The extent of the impact of the COVID‑19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, ongoing and planned future clinical trial enrollment, current and future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to our employee travel and work processes, including having our employees work from home (which our employees did almost exclusively between March 2020 and June 2021) and as part of a hybrid model both in our offices and also from home (which we are currently executing). Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, we will continue to actively monitor the evolving situation related to COVID‑19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID‑19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

We were incorporated in the State of Delaware in January 2018, and our principal executive offices are in San Francisco, California. Our research and development team is primarily based in San Diego, California, with a portion of our management team based in San Francisco, California.

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

•
the cost of manufacturing compounds for use in our preclinical and clinical studies, including under agreements with third parties, such as consultants and contract manufacturing organizations (CMOs); and

•	costs associated with consultants for chemistry, manufacturing and controls (CMC) development, regulatory, statistics and other services, including expenses for technology and facilities.

Internal expenses include employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions.

We expense research and development expenses in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external expenses on the basis of lead programs and other programs. However, we do not track internal costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified. We utilize third party contractors for our research and development activities and CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	per subject trial costs;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initiate clinical trials;

•	the number of subjects that participate in the trials;

•	the drop-out and discontinuation rate of subjects;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	obtaining and retaining research and development personnel;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

We expect that our general and administrative expenses will increase substantially over the next several years as we hire additional personnel to support the continued research and development of our programs and growth of our business. We also anticipate that we will continue to incur substantially higher expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act) and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income, Net

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,		Change
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$67,166	$29,237	$37,929
General and administrative	22,945	6,764	16,181
Total operating expenses	90,111	36,001	54,110
Loss from operations	(90,111)	(36,001)	(54,110)
Other income, net	348	240	108
Net loss	(89,763)	(35,761)	(54,002)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-
Net loss attributable to Kinnate	$(89,763)	$(35,761)	$(54,002)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Years Ended December 31,		Increase (Decrease)
	2021	2020
	(in thousands)
External expenses:
RAF	$23,436	$11,930	$11,506
FGFR	11,085	6,870	4,215
Other programs and other unallocated costs	10,859	4,346	6,513
Total external expenses	45,380	23,146	22,234
Internal expenses	21,786	6,091	15,695
Total research and development expenses	$67,166	$29,237	$37,929

Research and development expenses were $67.2 million for the year ended December 31, 2021, compared to $29.2 million for the year ended December 31, 2020, an increase of $37.9 million. The increase was primarily driven by increases of $11.5 million and $4.2 million in external expenses for our RAF and FGFR programs, respectively, given the increased activity as these programs advanced, including costs associated with the initiation of a Phase 1 clinical trial for KIN-2787, our RAF product candidate, costs associated with developing next-generation product candidates as well as an increase of $6.5 million in external expenses for other non-lead programs reflecting increased spend in early-stage pipeline research. In addition, internal research and development expenses increased $15.7 million as a result of a significant increase in research and development personnel and higher stock-based compensation. Internal research and development expenses include $0.8 million incurred at Kinnjiu during the year ended December 31, 2021, as the entity began operations during 2021.

General and Administrative Expenses

General and administrative expenses were $22.9 million for the year ended December 31, 2021, compared to $6.8 million for the year ended December 31, 2020, an increase of $16.2 million. This increase was primarily driven by an increase in headcount and higher stock-based compensation, as well as higher professional services and related costs to operate as a public company, including increased accounting fees, legal fees and corporate insurance costs. General and administrative expenses include $0.6 million incurred at Kinnjiu during the year ended December 31, 2021.

Other Income, Net

Other income, net was $0.3 million for the year ended December 31, 2021, compared to $0.2 million for the year ended December 31, 2020. The increase was primarily driven by an increase in our average cash, cash equivalents and investment balances during 2021 as a result of the proceeds from our IPO completed in December 2020, as well as investments in higher yielding assets in 2021 in connection with the establishment of an asset management account in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement included a prospectus for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of our common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, as we:

•	advance our RAF through clinical development and FGFR program from discovery and preclinical development into and through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2023. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of December 31, 2021, our future minimum lease payments under operating leases was $5.2 million.

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

Cash Flows

The following tables summarizes our cash flow for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(71,065)	$(30,181)
Net cash used in investing activities	(180,574)	(31,709)
Net cash provided by financing activities	36,237	350,899
Net (decrease) increase in cash, cash equivalents and restricted cash	$(215,402)	$289,009

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 was $71.1 million. This consisted of our net loss of $89.8 million offset by a net increase in working capital of $1.6 million, primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other assets, net of stock-based compensation expense of $15.0 million and amortization/accretion of investments of $1.9 million.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $180.6 million and related primarily to purchases of short-term and long-term investments totaling $247.1 million partially offset by the sales and maturities of short-term and long-term investments totaling $67.3 million.

Net cash used in investing activities during the year ended December 31, 2020 was $31.7 million and related to purchases of short-term investments of $31.4 million and purchases of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $36.2 million. This consisted primarily of contributions from noncontrolling interest owners of $34.9 million, net of offering costs, proceeds from the issuance of common stock upon stock option exercises of $0.7 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.9 million.

Net cash provided by financing activities during the year ended December 31, 2020 was $350.9 million. This consisted primarily of proceeds of $97.7 million from the sale of shares of Series C convertible preferred stock, net of issuance costs, and proceeds of $253.3 million from our initial public offering, net of issuance costs, in December 2020.

Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting related to proper recognition of accrued liabilities related to research and development expenses, the proper classification of research and development expense versus general and administrative expense and a lack of appropriately designed and implemented controls over the review and approval of manual journal entries, which led to our inability to maintain segregation of duties between the creation and posting of journal entries. The material weaknesses resulted in an audit adjustment to decrease operating expenses and accrued expenses for the year ended December 31, 2020, and an audit adjustment to the presentation of operating expenses on the Statement of Operations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have taken steps to remediate these material weaknesses through implementation of additional procedures to ensure appropriate review of accrued expenses, appropriate classification of operating expenses and the implementation of appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system that went live at the beginning of 2022. Although the remediation actions we took with respect to two of the identified material weaknesses have been in effect for a sufficient period of time to allow us to conclude that the related controls were operating effectively as of December 31, 2021, the remediation actions we took with respect to the material weakness relating to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries were not fully implemented as of December 31, 2021 due to the implementation of the new ERP system at the beginning of 2022, therefore not allowing us to conclude that the related controls were operating effectively as of December 31, 2021. Until we are able to reach that conclusion, we cannot assure investors that these measures will significantly improve or remediate the remaining material weakness. If remediation of the remaining material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable laws and regulations could be impaired.

See the section titled “Risk Factors— Risks Related to the Securities Markets and Ownership of Our Common Stock—We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.”

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the protocol or scope of work to be performed, we modify our estimates and accruals accordingly on a prospective basis.

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

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in our consolidated financial statements. These assumptions include:

•
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

•
Expected Term-We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

•
Expected Volatility-Due to the limited trading history of our common stock, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•
Risk-Free Interest Rate-The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options.

•	Expected Dividend-To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

The assumptions underlying these valuations represent our board’s and management’s best estimates, which involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Variable Interest Entity

Our consolidated financial statements include the accounts of our variable interest entity (VIE), Kinnjiu. We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2021, we held a 54.9% equity interest in Kinnjiu. Based on our assessment, we concluded that Kinnjiu is a VIE and we are the primary beneficiary.

We will continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, we have not provided any other financial or other support to our VIE that it was not contractually required to provide.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have $1.07 billion or more in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2025. As a result of this status, we have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date on which we (i) are no longer an emerging growth company and (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Interest Rate Risk

As of December 31, 2021, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies, including the Canadian dollar. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

Item 8.	Financial Statements and Supplementary Data

KINNATE BIOPHARMA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kinnate Biopharma Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinnate Biopharma Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Diego, California
March 28, 2022

KINNATE BIOPHARMA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$116,096	$365,462
Cash at consolidated joint venture	33,593	-
Short-term investments	103,362	31,398
Prepaid expenses and other current assets	5,639	3,343
Total current assets	258,690	400,203
Property and equipment, net	956	368
Long-term investments	105,449	-
Restricted cash	371	-
Deferred offering costs	641	-
Other non-current assets	757	-
Total assets	$366,864	$400,571

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$3,148	$3,940
Accrued expenses	9,239	3,364
Total current liabilities	12,387	7,304
Commitments and contingencies (See Note 13)
Redeemable convertible noncontrolling interests	35,000	-
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 0 shares outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2021 and 2020; 43,855,944 and 43,477,439 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	463,089	446,601
Accumulated other comprehensive loss	(524)	(9)
Accumulated deficit	(143,092)	(53,329)
Total stockholders’ equity	319,477	393,267
Total liabilities, redeemable convertible noncontrolling interests and stockholders' equity	$366,864	$400,571

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$67,166	$29,237
General and administrative	22,945	6,764
Total operating expenses	90,111	36,001
Loss from operations	(90,111)	(36,001)
Other income, net	348	240
Net loss	(89,763)	(35,761)
Net loss attributable to redeemable convertible noncontrolling interests	-	-
Net loss attributable to Kinnate	$(89,763)	$(35,761)

Weighted-average shares outstanding, basic and diluted	43,601,162	6,767,591
Net loss per share, basic and diluted	$(2.06)	$(5.28)

Comprehensive loss:
Net loss	$(89,763)	$(35,761)
Other comprehensive loss:
Unrealized loss on investments	(515)	(9)
Total comprehensive loss	(90,278)	(35,770)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-
Comprehensive loss attributable to Kinnate	$(90,278)	$(35,770)

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity	Interests

Balance at December 31, 2019	7,762,727	$18,942	9,705,182	$74,204	-	$-	3,665,020	$-	$82	$-	$(17,568)	$(17,486)	$-
Issuance costs for Series B convertible preferred stock	-	-	-	(17)	-	-	-	-	-	-	-	-	-
Issuance of Series C convertible preferred stock, net of issuance costs of $294	-	-	-	-	8,282,789	97,707	-	-	-	-	-	-	-
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and offering costs of $22,686	-	-	-	-	-	-	13,800,000	1	253,313	-	-	253,314	-
Conversion to common stock	(7,762,727)	(18,942)	(9,705,182)	(74,187)	(8,282,789)	(97,707)	25,778,437	3	190,833,000	-	-	190,836	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,478	-	-	2,478	-
Exercise of stock options	-	-	-	-	-	-	280,781	-	117,000	-	-	117	-
Shares acquired upon forfeiture	-	-	-	-	-	-	(46,799)	-	(222,000)	-	-	(222)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(35,761)	(35,761)	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(9)	-	(9)	-
Balance at December 31, 2020	-	-	-	-	-	-	43,477,439	4	446,601	(9)	(53,329)	393,267	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	15,016	-	-	15,016	-
Exercise of stock options	-	-	-	-	-	-	328,238	-	730	-	-	730	-
Shares issued under employee stock purchase plan	-	-	-	-	-	-	50,267	-	889	-	-	889	-
Contributions from redeemable convertible noncontrolling interest owners	-	-	-	-	-	-	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable convertible NCI	-	-	-	-	-	-	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(89,763)	(89,763)	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(515)	-	(515)	-
Balance at December 31, 2021	-	$-	-	$-	-	$-	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(89,763)	$(35,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,016	2,478
Depreciation	123	83
Amortization/accretion of investments	1,877	5
Loss on disposal of property and equipment	58	-
Changes in operating assets and liabilities:
Related party receivables, net	-	973
Prepaid expenses and other assets	(3,053)	(3,318)
Accounts payable and accrued expenses	4,677	5,359
Net cash used in operating activities	(71,065)	(30,181)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(247,142)	(31,412)
Sales and maturities of short-term and long-term investments	67,337	-
Purchases of property and equipment	(769)	(297)
Net cash used in investing activities	(180,574)	(31,709)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	-	253,314
Issuance costs for Series B convertible preferred stock	-	(17)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	-	97,707
Payment of deferred offering costs	(235)	-
Contributions from redeemable convertible noncontrolling interest owners, net	34,853	-
Proceeds (payments) upon stock option exercises, net of shares acquired upon forfeiture	730	(105)
Proceeds from issuance of common stock under employee stock purchase plan	889	-
Net cash provided by financing activities	36,237	350,899
Net (decrease) increase in cash, cash equivalents and restricted cash	(215,402)	289,009
Cash, cash equivalents and restricted cash at the beginning of the period	365,462	76,453
Cash, cash equivalents and restricted cash at the end of the period	$150,060	$365,462

Supplemental non-cash investing and financing activity:
Deferred offering costs included in accounts payable and accrued expenses	$406	$149

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Organization and Basis of Presentation

a)	Organization and Nature of Operations

Kinnate Biopharma Inc. (Kinnate or the Company) was incorporated in the State of Delaware in January 2018 and is headquartered in San Francisco, California. The Company is a biopharmaceutical company focused on the discovery and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $143.1 million and cash and cash equivalents and short-term and long-term investments of $324.9 million as of December 31, 2021, exclusive of $33.6 million at its consolidated joint venture discussed in the paragraph below. From its inception through December 31, 2021, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu) to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2021, the Company held a 54.9% equity interest in the joint venture.

As the Company continues to pursue its business plan, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition. The accompanying consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued.

b)	Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its variable interest entity (VIE), Kinnjiu, for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results presented in these consolidated financial statements are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. To limit the spread of the novel coronavirus that causes COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Between March 2020 and June 2021, the Company’s employees worked almost exclusively from home. Since June 2021, the Company’s employees have been working in a hybrid model both in the Company’s offices and also from home.  Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, the Company continues to monitor and assess the spread of COVID-19 and may need to further adjust its working model from time to time.  The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, based, in part, on the length and severity of any additional restrictions and other limitations that may be imposed on the Company’s business. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of the clinical activities and other related business activities.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2021, the Company held a 54.9% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu is a VIE and the Company is the primary beneficiary.

The Company will continuously assess whether it is the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, the Company has not provided any other financial or other support to the Company’s VIE that it was not contractually required to provide.

c)	Initial Public Offering

On December 3, 2020, the Company completed its IPO selling 13,800,000 shares of common stock, which includes the full exercise by the underwriters of their option to purchase up to 1,800,000 additional shares, at a price of $20.00 per share resulting in gross proceeds of $276.0 million. After deducting underwriting discounts and commissions and other offering expenses related to the IPO of $22.7 million, the net proceeds to the Company from the transaction were $253.3 million. In connection with the IPO, all shares of convertible preferred stock outstanding at the time of the IPO converted into 25,778,437 shares of common stock.

On November 25, 2020, the Company filed a certificate of amendment to its amended and restated certificate of incorporation effecting a 1-for-1.23453 reverse stock split of its issued and outstanding common stock and convertible preferred stock. The par value of the authorized stock was not adjusted as a result of the reverse stock split. Other than the par value, all share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

2)	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the consolidated financial statements include: normal recurring accruals, including the accrual of research and development expenses; valuation of deferred tax assets; fair value of common stock and preferred stock and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

b)	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and short-term and long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on deposits since inception. The Company’s short-term and long-term investments are invested in high grade securities with limited concentration in any one issuer, and as a result, the Company believes represent minimal credit risk.

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

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2021 and 2020, the Company had cash and cash equivalents balances deposited at major financial institutions.

e)	Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized in the Company’s consolidated statements of operations and comprehensive loss when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of the Company’s available-for-sale debt securities is adjusted for amortization of premium and accretion of discounts to maturity. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

f)	Property and Equipment, Net

 Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges between three to five years. Leasehold improvements are stated at cost and depreciated over the shorter of the estimated useful life or the remaining lease term at the time the asset is placed into service.

g)	Impairment of Property and Equipment

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the periods ended December 31, 2021 and 2020.

h)	Deferred Offering Costs

Deferred offering costs are expenses directly related to an at-the-market offering of the Company’s common stock (ATM Offering) (see Note 15), which is pursuant to a prospectus supplement which is part of a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on January 3, 2022 (Shelf Registration). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized. Deferred costs associated with the ATM Offering will be netted against proceeds, if any, from funds raised pursuant to the ATM Offering.

i)	Research and Development

Research and development expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to outside consultants and contract research organizations in connection with the Company’s clinical trials, discovery and preclinical activities, process development, manufacturing activities, regulatory and other services. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date.

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in its accrued research and development expenses include the costs incurred for services performed by vendors in connection with research and development activities for which the Company has not yet been invoiced. Research and development expenses amounted to $67.2 million and $29.2 million for the years ended December 31, 2021 and 2020, respectively.

j)	Redeemable Convertible Noncontrolling Interests

              The shares third parties own in Kinnjiu represent an interest in the equity the Company does not control. The redeemable convertible noncontrolling interests attributable to other owners has been classified in temporary equity on the Consolidated Balance Sheets as the preferred stock is redeemable by the noncontrolling interests.

Since the preferred stock held at Kinnjiu does not represent a residual equity interest, net losses of Kinnjiu are not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equals its carrying value.

k)	Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2021 and 2020.

l)	Income Taxes

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

As of December 31, 2021 and 2020, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

m)	Stock-Based Compensation

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

n)	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. The unrealized losses on available-for-sale investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

o)	Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s common stock options are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts).

	Years Ended December 31,
	2021	2020
Numerator
Net loss attributable to Kinnate	$(89,763)	$(35,761)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	43,601,162	6,767,591
Net loss per share, basic and diluted	$(2.06)	$(5.28)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2021	2020
Options to purchase common stock	7,477,568	6,265,409

p)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company’s leases relate to real estate leases for the Company’s offices located in San Francisco and San Diego. Upon adoption, the Company expects to recognize an operating lease liability of approximately $4.2 million and corresponding operating lease ROU assets of approximately $3.7 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. Since the Company has elected to use the extended transition period under the JOBS Act available to emerging growth companies (EGCs), the ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (ASU 2019-12). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021. The Company does not expect the ASU to have a material impact on its consolidated financial statements and related disclosures.

3)	Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$116,096	$365,462
Cash at consolidated joint venture	33,593	-
Restricted cash, non-current	371	-
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$150,060	$365,462

The cash at the consolidated joint venture represents cash held at Kinnjiu with the use of such cash limited to the operations of Kinnjiu (see Note 11). The restricted cash balance relates to the Company's office lease in San Diego, California (see Note 13).

4)	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2021	2020
Furniture and fixtures	$5	$72
Computers and equipment	381	275
Computer software	69	104
Leasehold improvements	638	-
Property and equipment	1,093	451
Less accumulated depreciation	(137)	(83)
Property and equipment, net	$956	$368

Depreciation expense for the years ended December 31, 2021 and 2020 was $123,000 and $83,000, respectively.

5)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued research and development	$4,842	$1,580
Accrued compensation	3,344	1,388
Accrued legal fees	425	288
Other accruals	628	108
Total	$9,239	$3,364

6)	Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of December 31, 2021 and 2020.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$27,450	$-	$(25)	$27,425
U.S. Treasury securities	less than 1	60,226	-	(67)	60,159
Asset-backed securities	less than 1	15,798	-	(20)	15,778
Short-term investments		$103,474	$-	$(112)	$103,362

U.S. Treasury securities	1 - 2	105,861	-	(412)	105,449
Long-term investments		$105,861	$-	$(412)	$105,449

	December 31, 2020
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$20,327	$-	$(9)	$20,318
Commercial paper	less than 1	11,080	-	-	11,080
Short-term investments		$31,407	$-	$(9)	$31,398

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2020, the Company did not have any securities in material unrealized loss positions. At December 31, 2021, the Company held securities in a total unrealized loss position of $0.5 million. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2021 and 2020.

7)	Fair Value Measurements

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,049	$-	$-	$115,049
Corporate debt securities	-	27,425	-	27,425
U.S. Treasury securities	-	165,608	-	165,608
Asset-backed securities	-	15,778	-	15,778
Total cash equivalents and investments	$115,049	$208,811	$-	$323,860

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$364,461	$-	$-	$364,461
Corporate debt securities	-	20,318	-	20,318
Commercial paper	-	11,080	-	11,080
Total cash equivalents and investments	$364,461	$31,398	$-	$395,859

Money market funds are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020.

8)	Stockholders’ Equity

Under its Amended and Restated Articles of Incorporation dated December 7, 2020, the Company had a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

a)	Convertible Preferred Stock

Prior to 2020, the Company issued shares of Series A and Series B convertible preferred stock for total net proceeds of $93.1 million including issuance costs of $0.5 million. In July and August 2020, the Company issued an aggregate of 8,282,789 shares of its Series C convertible preferred stock at a price of $11.8317 per share, resulting in total net proceeds of approximately $97.7 million including issuance costs of $0.3 million.

In connection with the Company’s IPO in December 2020, all outstanding shares of convertible preferred stock converted into 25,778,437 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of December 31, 2021 and 2020.

b)	Common Stock

Common stock reserved for future issuance consisted of the following:

	As of December 31,
	2021	2020
Common stock options granted and outstanding	7,477,568	6,265,409
Common stock reserved for future option grants	4,079,339	5,619,735
Total common stock reserved for future issuance	11,556,907	11,885,144

9)	Equity Incentive Plans and Stock-Based Compensation

a)	Equity Incentive Plans

In December 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan), which replaced the 2018 Equity Incentive Plan (the 2018 Plan). The 2020 Plan allows for the issuance of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted stock and restricted stock units (RSUs). The 2020 Plan was established to enable the Company to attract and retain the best available personnel, to provide additional incentive to its employees, directors, and consultants of the Company and to promote the financial success and progress of the Company. Under the 2020 Plan, the Company can offer ISOs to employees and NSOs to employees, non-employee directors, and consultants. The 2020 Plan allows the Company to issue options for shares of its common stock up to a total of 5,218,000 shares (the Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. The 588,039 shares of the Company’s common stock that remained available for issuance under the 2018 Plan immediately prior to the effectiveness of the 2020 Plan are also reserved under the 2020 Plan.

Under the 2020 and 2018 Plans, the exercise price of each share shall be established at the sole discretion of the Company’s board of directors (or any of the committees of the Company’s board of directors); provided, however, that the exercise price per share shall not be less than the fair market value for shares of the Company’s common stock on the date of grant. The exercise price per share of an ISO granted to an optionee who on the date of the grant owns stock possessing more than 10% of the total combined voting power of all classes of the Company’s stock shall not be less than 110% of the fair market value of a share of its common stock on the date of grant.

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

Stock option activity under the 2020 Plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6,265,409	$4.12	9.3	$223,454
Granted	2,155,851	29.88
Exercised	(328,238)	2.23
Forfeited	(615,454)	10.43
Outstanding at December 31, 2021	7,477,568	$11.11	8.3	$74,268
Exercisable at December 31, 2021	2,594,363	$6.31	7.6	$33,261

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised was $6.0 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

b)	Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan) to attract and retain the best available personnel, to provide additional incentive to its employees, directors, and consultants of Kinnjiu and to promote the financial success and progress of Kinnjiu.  The 2021 Plan allows for the issuance of ISOs, NSOs, SARs, restricted stock and RSUs. The 2021 Plan allows Kinnjiu to issue awards for shares of its common stock up to a total of 9,000,000 shares.

Under the 2021 Plan, the exercise price of each share shall be established at the sole discretion of Kinnjiu’s board of directors (or any of the committees of Kinnjiu’s board of directors); provided, however, that the exercise price per share shall not be less than the fair market value for shares of Kinnjiu’s common stock on the date of grant. An independent valuation firm was engaged to provide a valuation report related to the fair market value of Kinnjiu’s shares, as Kinnjiu is not publicly traded, and the fair market was determined to be $0.34 per ordinary share

Pursuant to the 2021 Plan, both SARs and NSOs were granted to employees and consultants to Kinnjiu. The NSOs generally vest over 4 years. The vesting provisions for SAR awards, which have been granted to Kinnjiu employees, include both a service-based vesting requirement and liquidity event requirement, each such vesting date, a Vesting Event. The service-based vesting is as follows: (i) 30% of the SAR shall vest on the two-year anniversary of the vesting commencement date, (ii) 30% of the SAR shall vest on the three-year anniversary of the vesting commencement date, and (iii) 40% of the SAR shall vest on the four-year anniversary of the vesting commencement date. The liquidity event requirement shall be satisfied upon the earlier of the expiration of a lock-up period following an IPO event or a change in control, subject to the holder of the SAR continuing to be a service provider through the date such earlier event occurs. The SARs shall automatically be exercised, to the extent vested, upon the occurrence of a Vesting Event. Unless otherwise determined by the administrator of the plan, the portion of the SAR that has not satisfied the service-based vesting requirement as of immediately prior to the liquidity event will terminate on the liquidity event without consideration. As the settlement of the SARs granted to Kinnjiu employees is contingent upon both a service condition and performance condition (liquidity event such as an IPO) that is not deemed probable, compensation cost for such awards will not be recognized until the event occurs.

During the year ended December 31, 2021, equity award activity under the 2021 Plan is as follows:

Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2021	-	-
Granted	3,087,500	$0.34
Exercised	-	-
Forfeited	(250,000)	0.34
Outstanding at December 31, 2021	2,837,500	$0.34
Exercisable at December 31, 2021	-	-

SARs	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2021	-	-
Granted	325,000	0.34
Exercised	-	-
Forfeited	(25,000)	0.34
Outstanding at December 31, 2021	300,000	$0.34
Exercisable at December 31, 2021	-	-

c)	Employee Stock Purchase Plan

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

d)	Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Years Ended December 31,
	2021	2020

Expected term (in years)	5 - 6	6 - 7
Expected volatility	85% - 89%	88% - 93%
Risk-free interest rate	0.68% - 1.21%	0.37% - 1.57%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $21.70 and $2.89 for the years ended December 31, 2021, and 2020, respectively.

The assumptions used for the years ended December 31, 2021 and 2020 under the ESPP were as follows:

	Years Ended December 31,
	2021	2020

Expected term (in years)	0.50	0.41
Expected volatility	50% - 68%	51%
Risk-free interest rate	0.03% - 0.07%	0.09%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options and ESPP totaled the following (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$6,778	$1,404
General and administrative	8,238	1,074
Total stock-based compensation	$15,016	$2,478

 As of December 31, 2021, and 2020, there was approximately $45.0 million and $17.1 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.58 years and 3.31 years, respectively.

As of December 31, 2021 and 2020, there was approximately $0.1 million and $0.6 million of total unrecognized stock-based compensation expense related to the ESPP.

10)	Related Party Transactions

Series A Preferred Stock Financing of Kinnjiu

In connection with the Series A preferred stock financing of Kinnjiu, contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. Such noncontrolling interest members are also investors or affiliates of investors in the Company and have representatives that serve on both the Company’s board of directors and the board of directors of Kinnjiu.

11)	Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2021, the Company held a 54.9% equity interest in the joint venture. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s consolidated financial statements.

The Company provides certain general and administrative and research and development services to Kinnjiu pursuant to intercompany agreements; however, the Company does not provide any financial support and has no obligation to fund operations of Kinnjiu.

The following table summarizes the fair value of Kinnjiu, as of May 13, 2021 recorded upon initial consolidation in the Company’s Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of December 31, 2021 (in thousands):

	December 31, 2021	May 13, 2021
Cash at consolidated joint venture	$33,593	$35,011
Prepaid expenses and other current assets	215	-
Accounts payable and accrued expenses	286	-

12)	Income Taxes

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Income taxes computed at the statutory rate	$(18,850)	$(7,510)
State income taxes, net of federal benefit	(4)	-
Permanent items	922	4
Stock-based compensation	(280)	102
Research credits	(1,306)	-
Other	548	(36)
Change in valuation allowance	18,970	7,440
Provision for income taxes	$-	$-

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$28,054	$12,304
Research and development credit carryforwards	1,295	-
Stock-based compensation	1,774	264
Accrued compensation	635	292
Other, net	144	23
Gross deferred tax assets:	31,902	12,883
Less valuation allowance	(31,741)	(12,883)
Total deferred tax assets	161	-
Deferred tax liabilities:
Other	(161)	-
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of its deferred tax assets. Due to the Company's history of losses management cannot conclude that the deferred tax asset will be realized. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $18.9 million.

At December 31, 2021, the Company has federal and California net operating loss carryforwards of approximately $127.1 million and $24.8 million, respectively.

As a result of the Tax Cuts and Jobs Act of 2017, as amended by the Coronavirus Aid, Relief, and Economic Security Act, for U.S. income tax purposes, net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but for taxable years beginning after December 31, 2020 the deductibility of such NOLs is limited to 80% of current year taxable income. The California net operating losses will begin to expire in 2038 and the foreign losses carry forward indefinitely.

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

The Company conducted a study to document whether its research activities qualify for the research and development tax credit. Based on such study, the Company determined that certain research activities qualified for the research and development tax credit. As of December 31, 2021, the Company has federal and California research and development tax credit carryforwards of $1.0 million and $1.1 million, respectively, which begin to expire in 2040.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. As of December 31, 2021 and 2020, the Company did not have gross unrecognized tax benefits.

The Company is subject to taxation in the United States and California. All of the Company’s tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheets at December 31, 2021 and 2020 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020. Further, the Company is not currently under examination by any federal, state or local tax authority.

13)	Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the years ending December 31, 2021 and 2020, that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

Leases

In June 2021, the Company entered into an agreement to lease 8,088 rentable square feet of office space (SD Permanent Space) located in San Diego, California (SD Lease) for a period of five years and four months commencing in March 2022. Payments for the SD Permanent Space pursuant to the SD Lease commenced in the first quarter of 2022. Additionally, the Company has an option to extend the SD Lease for an additional five years at the end of the initial term. Under the SD Lease, the Company utilized temporary space in San Diego, California, which ended when payments for the SD Permanent Space commenced.

In connection with the execution of the SD Lease, the Company provided a standby letter of credit for $0.4 million in lieu of a security deposit, which is classified as restricted cash on the Consolidated Balance Sheets. So long as the Company is not in default under the SD Lease, this amount will decrease after each of years three and four of the SD Lease term to $0.3 million.

In May 2021, the Company entered into a lease for temporary office space in San Francisco, California, with a lease term that initially ran through December 31, 2021 and was extended to January 31, 2022.

In August 2021, the Company entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022.  The initial term of the SF Lease expires June 30, 2026, and the Company has an option to extend the SF Lease for an additional three years at the end of the initial term.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$638
2023	1,045
2024	1,076
2025	1,108
2026	924
Thereafter	365
Total mimium lease payments	$5,156

Rent expense was $0.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

14)	Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning immediately following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and the Company may make a discretionary match or another contribution.  The Company contributed $0.4 million to the plan during the year ended December 31, 2021. There were no employer contributions to the plan during the year ended December 31, 2020.

15)	Subsequent Events

In January 2022, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement included a prospectus for an ATM Offering to sell up to an aggregate of $150.0 million of shares of the Company’s common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level due to the remaining material weakness related to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries described below.

Notwithstanding the identified material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Identified Material Weaknesses

In connection with the audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses related to proper recognition of accrued liabilities related to research and development expenses, the proper classification of research and development expense versus general and administrative expense and a lack of appropriately designed and implemented controls over the review and approval of manual journal entries, which led to our inability to maintain segregation of duties between the creation and posting of journal entries. The material weaknesses resulted in an audit adjustment to decrease operating expenses and accrued expenses for the year ended December 31, 2020, and an audit adjustment to the presentation of operating expenses on the Statement of Operations.

The material weakness related to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries remained as of December 31, 2021 and for the year ended December 31, 2021
Material Weakness Remediation

As of December 31, 2021, we have completed the implementation of our remediation efforts of the material weaknesses related to proper recognition of accrued liabilities related to research and development expenses and the proper classification of research and development expense versus general and administrative expense. We implemented additional procedures to ensure appropriate review of accrued expenses and classification of operating expenses, and such processes have operated for a sufficient period of time to allow us to conclude that the related controls were operating effectively as of December 31, 2021.

In order to remediate the material weakness relating to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries, we implemented appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system, which went live at the beginning of 2022. Since the controls over the review and approval of manual journal entries were not fully implemented as of December 31, 2021 due to the implementation of the new ERP system at the beginning of 2022, we were not able to conclude that the related controls were operating effectively as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the remaining material weakness in our internal control over financial reporting described above.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
Except with respect to the changes in connection with the implementation of the steps to remediate the material weaknesses described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185. Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The consolidated financial statements of Kinnate Biopharma Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Item 16.	Form 10-K Summary.

None.

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39743	3.1	December 8, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39743	3.2	December 8, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 24, 2020.	S-1	333-250086	4.1	November 13, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-250086	4.2	November 30, 2020

4.3	Description of Securities

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250086	10.1	November 13, 2020

10.2+	2018 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-250086	10.2	November 13, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-250086	10.3	November 30, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-250086	10.4	November 30, 2020

10.5+	Employment Letter between the Registrant and Nima Farzan.	S-1	333-250086	10.5	November 13, 2020

10.6+	Employment Letter between the Registrant and Mark Meltz.	S-1	333-250086	10.6	November 13, 2020

10.7+	Employment Letter between the Registrant and Eric Murphy, Ph.D.	S-1	333-250086	10.7	November 13, 2020

10.8+	Employment Letter between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.8	November 13, 2020

10.9+	Executive Incentive Compensation Plan.	S-1	333-250086	10.9	November 13, 2020

10.10+	Change in Control and Severance Agreement between the Registrant and Nima Farzan.	S-1	333-250086	10.10	November 13, 2020

10.11+	Change in Control and Severance Agreement between the Registrant and Mark Meltz.	S-1	333-250086	10.11	November 13, 2020

10.12+	Change in Control and Severance Agreement between the Registrant and Eric Murphy, Ph.D.	S-1	333-250086	10.12	November 13, 2020

10.13+	Change in Control and Severance Agreement between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.13	November 13, 2020

10.14	Outside Director Compensation Policy.	S-1/A	333-250086	10.14	November 30, 2020

10.15	Office Lease between the Registrant and Realty Income Properties 14, LLC, dated May 2, 2018, as amended by Amendment Number One dated May 5, 2020 and Amendment Number Two dated August 26, 2020, and the consent and assignment related thereto.	S-1	333-250086	10.15	November 13, 2020

10.16	Amendment Number Three to Office Lease between the Registrant and Realty Income Properties 14, LLC, dated November 16, 2020.	S-1/A	333-250086	10.16	November 30, 2020

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Kinnate Biopharma Inc.

Date: March 28, 2022	By:	/s/ Nima Farzan
Nima Farzan
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Farzan and Neha Krishnamohan as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Kinnate Biopharma Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Nima Farzan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022
Nima Farzan

/s/ Neha Krishnamohan	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial Officer)	March 28, 2022
Neha Krishnamohan

/s/ Dean Mitchell	Chair of the Board of Directors	March 28, 2022
Dean Mitchell

/s/ Melissa Epperly	Director	March 28, 2022
Melissa Epperly

/s/ Keith Flaherty	Director	March 28, 2022
Keith Flaherty, M.D.

/s/ Carl Gordon	Director	March 28, 2022
Carl Gordon, Ph.D.

/s/ Michael Rome	Director	March 28, 2022
Michael Rome, Ph.D.

/s/ Helen Sabzevari	Director	March 28, 2022
Helen Sabzevari, Ph.D.

/s/ Laurie Smaldone Alsup	Director	March 28, 2022
Laurie Smaldone Alsup, M.D.

/s/ Jim Tananbaum	Director	March 28, 2022
Jim Tananbaum, M.D.