Form 10-K/A
period 2021-12-31
Kinnate Biopharma Inc.
filed 2022-05-12
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement was filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2021 fiscal year ended December 31, 2021.

EXPLANATORY NOTE

Kinnate Biopharma Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. This Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-K. This Amendment consists solely of the preceding cover page, this explanatory note, the list of exhibits filed with this Amendment, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Our independent registered public accounting firm, at the time of the filing of the 2021 Annual Report, was KPMG LLP, San Diego, California, PCAOB ID 185.

Item 15.	Exhibit and Financial Statement Schedules.

(a)(3)	Exhibits

The documents listed in the Exhibit Index below are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinnate Biopharma Inc.

Date: May 12, 2022	By:	/s/ Nima Farzan
Nima Farzan
President and Chief Executive Officer