Form 10-Q
period 2022-03-31
Kinnate Biopharma Inc.
filed 2022-05-12
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of May 9, 2022, the Registrant had 43,977,623 shares of common stock, $0.0001 par value per share, outstanding.

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned future clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•	the ability of our ongoing and planned future preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

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

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (INDs) and final U.S. Food and Drug Administration (FDA) approval of our current product candidates and any other future product candidates;

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

•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other future product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

•	the pricing and reimbursement of our current product candidates and other product candidates we may develop, if approved;

•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company (EGC) under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and

•	our anticipated use of our existing resources.

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

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,099	$116,096
Cash at consolidated joint venture	30,998	33,593
Short-term investments	206,164	103,362
Prepaid expenses and other current assets	4,935	5,639
Total current assets	275,196	258,690
Property and equipment, net	3,213	956
Right-of-use lease assets	3,979	-
Long-term investments	63,131	105,449
Restricted cash	371	371
Deferred offering costs	641	641
Other non-current assets	2,089	757
Total assets	$348,620	$366,864

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,419	$3,148
Accrued expenses	8,783	9,239
Current portion of operating lease liabilities	454	-
Total current liabilities	13,656	12,387
Operating lease liabilities, long-term	4,143	-
Total liabilities	17,799	12,387
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	35,000	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 43,956,049 and 43,855,944 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	467,991	463,089
Accumulated other comprehensive loss	(2,180)	(524)
Accumulated deficit	(169,994)	(143,092)
Total stockholders’ equity	295,821	319,477
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$348,620	$366,864

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$19,647	$12,666
General and administrative	7,412	4,815
Total operating expenses	27,059	17,481
Loss from operations	(27,059)	(17,481)
Other income, net	157	24
Net loss	(26,902)	(17,457)
Net loss attributable to redeemable convertible noncontrolling interests	-	-
Net loss attributable to Kinnate	$(26,902)	$(17,457)

Weighted-average shares outstanding, basic and diluted	43,882,920	43,477,439
Net loss per share, basic and diluted	$(0.61)	$(0.40)

Comprehensive loss:
Net loss	$(26,902)	$(17,457)
Other comprehensive loss:
Unrealized loss on investments	(1,656)	(31)
Total comprehensive loss	(28,558)	(17,488)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-
Comprehensive loss attributable to Kinnate	$(28,558)	$(17,488)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Exercise of stock options	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000

Balance at December 31, 2020	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	2,793	-	-	2,793	-
Net loss	-	-	-	-	(17,457)	(17,457)	-
Other comprehensive loss	-	-	-	(31)	-	(31)	-
Balance at March 31, 2021	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572	$-

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,902)	$(17,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,777	2,793
Depreciation	58	31
Amortization/accretion of investments	474	276
Loss on disposal of property and equipment	-	58
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(628)	368
Operating lease right-of-use assets and liabilities, net	618	-
Accounts payable and accrued expenses	516	489
Net cash used in operating activities	(21,087)	(13,442)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(73,577)	(169,627)
Sales and maturities of short-term and long-term investments	10,963	-
Purchases of property and equipment	(2,016)	(4)
Net cash used in investing activities	(64,630)	(169,631)
Cash flows from financing activities:
Proceeds from stock option exercises	125	-
Net cash provided by financing activities	125	-
Net decrease in cash, cash equivalents and restricted cash	(85,592)	(183,073)
Cash, cash equivalents and restricted cash at the beginning of the period	150,060	365,462
Cash, cash equivalents and restricted cash at the end of the period	$64,468	$182,389

Supplemental non-cash investing and financing activity:
Purchases of property and equipment in accounts payable and accrued expenses	$299	$-
Capitalized value of tenant improvement allowance	$606	$-
Operating lease liabilities arising from obtaining right-of-use assets	$4,569	$-

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $170.0 million and had cash and cash equivalents and short-term and long-term investments totaling $302.4 million as of March 31, 2022, exclusive of $31.0 million at its consolidated joint venture discussed in the paragraph below. From its inception through March 31, 2022, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (PRC, Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of March 31, 2022, the Company held a 54.9% equity interest in Kinnjiu.

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

The accompanying unaudited interim consolidated financial statements include all known adjustments which, in the opinion of management, are necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

The condensed consolidated financial statements include the accounts of the Company’s variable interest entity (VIE), Kinnjiu, for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of March 31, 2022, the Company held a 54.9% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu is a VIE and the Company is the primary beneficiary.

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

2. Summary of Significant Accounting Policies

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

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company’s leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. As of March 31, 2022, it is not reasonably certain that these options will be exercised and they are not included within the lease term.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to Kinnate	$(26,902)	$(17,457)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	43,882,920	43,477,439
Net loss per share, basic and diluted	$(0.61)	$(0.40)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	9,235,652	7,261,364

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its accounting standard codifications (ASC) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

In February 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under the previous lease standard. In addition, the Company elected the package of practical expedients available for existing contracts, which allowed it to carry forward historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.7 million and $4.2 million, respectively, on January 1, 2021, which are related to the Company’s facility operating leases. The difference between the right-of-use assets and lease liabilities is primarily attributed to unamortized lease incentives. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU No. 2016-13 added Topic 326, Financial Instruments—Credit Losses, made several consequential amendments to the Codification. ASU No. 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. Since the Company has elected to use the extended transition period under the JOBS Act available to EGCs, the ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (ASU No. 2019-12). Among other items, the amendments in ASU No. 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU No. 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU No. 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. The Company does not expect the ASU to have a material impact on its financial statements and related disclosures.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$33,099	$116,096
Cash at consolidated joint venture	30,998	33,593
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$64,468	$150,060

The cash at the consolidated joint venture represents cash held at Kinnjiu and the use of such cash is limited to the operations of Kinnjiu (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and fixtures	$606	$5
Computers and equipment	432	381
Computer software	69	69
Leasehold improvements	2,301	638
Property and equipment	3,408	1,093
Less accumulated depreciation	(195)	(137)
Property and equipment, net	$3,213	$956

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development	$6,237	$4,842
Accrued compensation	1,403	3,344
Accrued legal fees	478	425
Other accruals	665	628
Total	$8,783	$9,239

6. Investments

The Company has invested its excess cash in marketable securities as of March 31, 2022 and December 31, 2021. The following is a summary by significant investment category (in thousands):

	March 31, 2022
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$26,148	$1	$(89)	$26,060
Commercial paper	less than 1	3,462	-	-	3,462
U.S. Treasury securities	less than 1	170,602	3	(1,061)	169,544
Asset-backed securities	less than 1	7,127	-	(29)	7,098
Short-term investments		$207,339	$4	$(1,179)	$206,164

Corporate debt securities	1 - 2	$14,275	$-	$(94)	$14,181
U.S. Treasury securities	1 - 2	45,200	-	(891)	44,309
Asset-backed securities	1 - 2	4,661	-	(20)	4,641
Long-term investments		$64,136	$-	$(1,005)	$63,131

	December 31, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$27,450	$-	$(25)	$27,425
U.S. Treasury securities	less than 1	60,226	-	(67)	60,159
Asset-backed securities	less than 1	15,798	-	(20)	15,778
Short-term investments		$103,474	$-	$(112)	$103,362

U.S. Treasury securities	1 - 2	$105,861	$-	$(412)	$105,449
Long-term investments		$105,861	$-	$(412)	$105,449

At March 31, 2022 and December 31, 2021, the Company held securities in a total unrealized loss position of $2.2 million and $0.5 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2022 and December 31, 2021.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$32,094	$-	$-	$32,094
Corporate debt securities	-	40,241	-	40,241
Commercial paper	-	3,462	-	3,462
U.S. Treasury securities	-	213,853	-	213,853
Asset-backed securities	-	11,739	-	11,739
Total cash equivalents and investments	$32,094	$269,295	$-	$301,389

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,049	$-	$-	$115,049
Corporate debt securities	-	27,425	-	27,425
U.S. Treasury securities	-	165,608	-	165,608
Asset-backed securities	-	15,778	-	15,778
Total cash equivalents and investments	$115,049	$208,811	$-	$323,860

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at March 31, 2022 and December 31, 2021.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, among other award types, up to a total of 5,218,000 shares (Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of March 31, 2022, 2,221,150 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock option activity, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	7,477,568	$11.11	8.3	$74,268
Granted	1,908,514	10.18
Exercised	(100,105)	1.25
Forfeited	(50,325)	15.67
Outstanding at March 31, 2022	9,235,652	$11.00	8.4	$41,419
Exercisable at March 31, 2022	2,982,163	$7.16	7.5	$19,929

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the three months ended March 31, 2022 was $0.8 million. No options were exercised during the three months ended March 31, 2021.

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

Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan), which allows for the issuance of options for shares of common stock and share appreciation rights, among other award types, up to a total of 9,000,000 shares subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2021 Plan. As of March 31, 2022, 2,882,500 shares of common stock remained available for future grants under the 2021 Plan.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2022	2021

Expected term (in years)	6	6
Expected volatility	84% - 85%	87% - 89%
Risk-free interest rate	1.62% - 1.88%	0.68% - 1.01%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $7.32 and $25.80 for the three months ended March 31, 2022 and 2021, respectively.

The assumptions used for the three months ended March 31, 2022 and 2021 under the ESPP were as follows:

	Three Months Ended March 31,
	2022	2021

Expected term (in years)	0.50	0.41
Expected volatility	50%	51%
Risk-free interest rate	0.07%	0.09%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options and ESPP totaled the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,063	$1,276
General and administrative	2,714	1,517
Total stock-based compensation	$4,777	$2,793

As of March 31, 2022, there was approximately $53.8 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.76 years.

As of March 31, 2022, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

10. Related Party Transactions

Series A Preferred Stock Financing of Kinnjiu

In connection with the Series A preferred stock financing of Kinnjiu, contributions from noncontrolling interest members totaled $35.0 million. Such noncontrolling interest members are also investors or affiliates of investors in the Company and have representatives that serve on both the Company’s board of directors and the board of directors of Kinnjiu.

11. Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of March 31, 2022, the Company held a 54.9% equity interest in Kinnjiu. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s condensed consolidated financial statements.

The Company provides certain general and administrative and research and development services to Kinnjiu pursuant to intercompany agreements; however, the Company does not provide any financial support and has no obligation to fund operations of Kinnjiu.

The following table summarizes the fair value of Kinnjiu as of May 13, 2021 recorded upon initial consolidation in the Company’s Condensed Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of March 31, 2022, excluding intercompany balances (in thousands):

	March 31, 2022	May 13, 2021
Cash at consolidated joint venture	$30,998	$35,011
Prepaid expenses and other current assets	395	-
Right-of-use lease assets	356	-
Other non-current assets	106	-
Accounts payable and accrued expenses	319	-
Operating lease liabilities	356	-

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the three months ended March 31, 2022 and 2021 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

Operating Leases

In June 2021, the Company entered into an agreement to lease 8,088 rentable square feet of office space (SD Permanent Space) located in San Diego, California (SD Lease) for a period of five years and four months expiring on July 31, 2027. Additionally, the Company has an option to extend the SD Lease for an additional five years at the end of the initial term. The SD Lease commenced in March 2022.

In connection with the execution of the SD Lease, the Company provided a standby letter of credit for $0.4 million in lieu of a security deposit, which is classified as restricted cash on the Condensed Consolidated Balance Sheets. So long as the Company is not in default under the SD Lease, this amount will decrease after each of years three and four of the SD Lease term to $0.3 million.

In August 2021, the Company entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease). The SF Lease commenced in January 2022 and expires on June 30, 2026. The Company has an option to extend the SF Lease for an additional three years at the end of the initial term.

The operating lease right-of-use assets and liabilities on the Company’s Condensed Consolidated Balance Sheet related to these facility leases. The right-of-use lease assets were $4.0 million as of March 31, 2022. Operating lease liabilities were $4.6 million as of March 31, 2022, including $0.5 million classified as a current liability.

Our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three months ended March 31, 2022 was approximately $0.1 million. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 4.8 years.

Future lease payments of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Operating Leases
2022 remaining 9 months	$630
2023	1,247
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	5,457
Less: imputed interest	(860)
Total operating lease liabilities	4,597
Less: current portion	(454)
Lease liability, net of current portion	$4,143

Under ASC 840, Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$638
2023	1,045
2024	1,076
2025	1,108
2026	924
Thereafter	365
Total mimium lease payments	$5,156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our most advanced product candidate is KIN-2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an IND for KIN-2787 with the FDA. In May 2021, the FDA cleared our IND for KIN-2787 and we initiated a Phase 1 clinical trial for KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021.

Additionally, we are evaluating KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, for the treatment of patients with intrahepatic cholangiocarcinoma, a cancer of the bile ducts in the liver, and urothelial carcinoma, a cancer of the bladder lining as well as other solid tumors. KIN-3248, is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248. We initiated a Phase 1 clinical trial for KIN-3248 in humans in the first quarter of 2022 and began dosing in April 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies.

We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma, triple-negative breast cancer and metastatic castration-resistant prostate cancer.

In May 2021, we announced the closing of a Series A preferred stock financing of our China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (PRC, Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of March 31, 2022, we held a 54.9% equity interest in Kinnjiu. Kinnjiu expects to initiate a Phase 1 trial for KIN-2787 in Greater China in mid-2022.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of March 31, 2022, we had cash and cash equivalents and short-term and long-term investments of $302.4 million, exclusive of $31.0 million at Kinnjiu. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2024.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the three months ended March 31, 2022 was $26.9 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2022, we had an accumulated deficit of $170.0 million.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	advance our RAF and FGFR programs through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor and next-generation programs for our product candidates;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

•	costs associated with consultants for chemistry, manufacturing and controls, development, regulatory, statistics and other services, including expenses for technology and facilities.

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

We expect that our general and administrative expenses will increase over the next several years as we hire additional personnel to support the continued research and development of our programs and growth of our business. We also expect to continue to incur increased expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), and those of any national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income, Net

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$19,647	$12,666	$6,981
General and administrative	7,412	4,815	2,597
Total operating expenses	27,059	17,481	9,578
Loss from operations	(27,059)	(17,481)	(9,578)
Other income, net	157	24	133
Net loss	(26,902)	(17,457)	(9,445)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-
Net loss attributable to Kinnate	$(26,902)	$(17,457)	$(9,445)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(in thousands)
External expenses:
RAF	$5,354	$4,604	$750
FGFR	2,841	2,493	348
Other programs and other unallocated costs	4,017	2,012	2,005
Total external expenses	12,212	9,109	3,103
Internal expenses	7,435	3,557	3,878
Total research and development expenses	$19,647	$12,666	$6,981

Research and development expenses were $19.6 million for the three months ended March 31, 2022 compared to $12.7 million for the three months ended March 31, 2021, an increase of $7.0 million. The increase was attributable to an increase of $1.1 million in external expenses for our RAF and FGFR programs given the increased activity as these programs advanced, including costs associated with the Phase 1 clinical trial for KIN-2787, our RAF product candidate, as well as an increase of $2.0 million in external expenses for other non-lead programs reflecting increased spend in early-stage pipeline research. In addition, internal research and development expenses increased $3.9 million as a result of a significant increase in research and development personnel and higher stock-based compensation. Research and development expenses included $0.6 million incurred at Kinnjiu during the three months ended March 31, 2022, as the entity began operations in the second quarter of 2021. We expect research and development expenses to continue to increase throughout 2022 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the three months ended March 31, 2022 compared to $4.8 million for the three months ended March 31, 2021, an increase of $2.6 million. This increase was primarily driven by an increase in headcount, higher stock-based compensation and increased consulting expenses. We expect general and administrative expenses to continue to increase throughout 2022 as we expand our operations, including increasing our headcount.

Other Income, Net

Other income, net was $0.2 million for the three months ended March 31, 2022 compared to an immaterial amount for the three months ended March 31, 2021. The increase was primarily driven by a higher average investment balance during the first quarter of 2022 as our excess cash was more fully invested, as well as a general increase in interest rates during the first quarter of 2022.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of our common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering. In March 2022, we filed certain post-effective amendments to the Form S-3ASR for the purpose of, among other things, converting the registration statement to the proper submission type for a non-automatic shelf registration statement and providing that the base prospectus included in the registration statement covers the offering, sale and issuance by us of up to $350.0 million in the aggregate of the securities identified in the registration statement in one or more offerings. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus supplement is included in the $350.0 million of securities that may be offered, issued and sold by us under the base prospectus. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, as we:

•	advance our RAF and FGFR programs through clinical development;

•	advance the development of our other small molecule research programs, including our CDK12 inhibitor;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2024. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of March 31, 2022, we have $0.5 million and $4.1 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(21,087)	$(13,442)
Net cash used in investing activities	(64,630)	(169,631)
Net cash provided by financing activities	125	-
Net decrease in cash, cash equivalents and restricted cash	$(85,592)	$(183,073)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $21.1 million. This consisted of our consolidated net loss of $26.9 million offset by a net increase in working capital of $0.5 million, primarily due to an increase in accounts payable and accrued expenses and net increase in operating lease right-of-use assets and liabilities partially offset by an increase in prepaid expenses and other assets, net of stock compensation expense of $4.8 million and amortization/accretion of investments of $0.5 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $64.6 million and related primarily to purchases of short-term and long-term investments totaling $73.6 million partially offset by the sales and maturities of short-term and long-term investments totaling $11.0 million. Additionally, purchases of property and equipment totaled $2.0 million during the three months ended March 31, 2022.

Net cash used in investing activities during the three months ended March 31, 2021 was $169.6 million and related to purchases of short-term and long-term investments totaling $169.6 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.1 million, which consisted entirely of proceeds from the issuance of common stock upon stock option exercises.

There was no cash used in or provided by financing activities during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies, including the Canadian dollar. Additionally, Kinnjiu has contracts that are denominated in the Chinese Renminbi. Accordingly, we are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level due to the remaining material weakness related to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Notwithstanding the identified material weakness, our Chief Executive Officer and our Chief Financial Officer believe the financial statements included in this Quarterly Report on Form 10‑Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness Remediation

We have taken and are continuing to take steps to remediate the material weakness described above, including implementing appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system, which went live at the beginning of 2022.

However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weaknesses described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

We recently became a clinical-stage biopharmaceutical company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. In May 2021, we initiated our Phase 1 clinical trial for KIN-2787 and commenced dosing KIN-2787 in humans in the second half of 2021. In the first quarter of 2022, we initiated our Phase 1 clinical trial for KIN-3248 and commenced dosing KIN-3248 in humans in April 2022. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF inhibitor and FGFR inhibitor programs and our CDK12 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $26.9 million for the three months ended March 31, 2022, and as of March 31, 2022, we had an accumulated deficit of $170.0 million. We are still in the early stages of development of our product candidates. We recently initiated our first two clinical trials for KIN-2787 and KIN-3248 and commenced dosing in humans in each trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of product candidates from our RAF and FGFR programs and preclinical and clinical development of product candidates from our CDK12 and other research programs, and any other future programs;

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditures into early 2024. Advancing the development of our RAF and FGFR programs and our CDK12 and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are very early in our development efforts and are substantially dependent on our RAF and FGFR programs. If we are unable to advance any product candidates from our RAF or FGFR programs through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. While we have initiated a Phase 1 clinical trial for KIN-2787 for our RAF program and a Phase 1 clinical trial for KIN-3248 for our FGFR program, we have only recently started dosing KIN-2787 and KIN-3248 in humans.  Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our RAF and FGFR programs will depend on several factors, including the following:

•	approval of INDs for our planned clinical trials and future clinical trials;

•	addressing any potential delays resulting from factors related to the COVID‑19 pandemic;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;

•	the frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

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

A key element of our strategy is to use and expand our Kinnate Discovery Engine to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery, preclinical development and clinical development of product candidates in our RAF and FGFR programs, such product candidates, and any other product candidates we may develop, may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. Our Kinnate Discovery Engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genomic alterations which are oncogenic and are targeted for patient populations or identifying acquired and intrinsic resistance mutations that present sufficient commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.

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

Although we have recently initiated Phase 1 clinical trials and began dosing in humans for both KIN-2787 (our RAF program) and KIN-3248 (our FGFR program), we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In April 2021, we filed an IND for KIN-2787 with the FDA. The FDA cleared our IND for KIN-2787 in May 2021, and we initiated a Phase 1 clinical trial for KIN-2787 and began dosing KIN-2787 in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in April 2022. However, we may not be able to file an IND for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN-2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have only recently started dosing KIN-2787 and KIN-3248 in humans, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials to such clinical trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In our RAF and FGFR programs, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF alteration or FGFR alteration will be included in the approved drug label. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID‑19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID‑19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID‑19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of the COVID‑19 pandemic.

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

For our FGFR program, there are three currently approved FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib) and a number of programs that are in development including, Taiho Oncology, Inc.’s TAS-120 (futibatinib), Relay Therapeutics, Inc.’s FGFR2-specific RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. For additional information regarding our competition, see the section of our Annual Report on Form 10‑K filed with the SEC on March 28, 2022, titled “Business—Competition.”

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

When cancer is detected early (referred to as localized disease), conventional treatments which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies, may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second- and third-line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other comparable regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other comparable regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review.

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

We may develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. For example, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 trial both in monotherapy and in combination with binimetinib. We initiated the combination portion of the trial in the second quarter of 2022. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval clinical trial or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (cGMPs) and good clinical practices (GCPs) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other comparable regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The FDA, EMA and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other comparable regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue.

The FDA, EMA and other comparable regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other comparable regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other comparable regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, EMA and other comparable regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory authorities, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely review of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA review timelines could be extended due to various factors, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and other factors that disrupt normal operations, thereby causing the FDA to be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption to normal operations occurs, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and information security. For example, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the People’s Republic of China (PRC) and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year.

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

In addition, in California the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the CPA, becoming the third state to pass comprehensive consumer privacy legislation in the United States. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.

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

In September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021.  There is currently a court case pending that challenges the constitutionality of Senate Bill 826.  Additionally, on September 30, 2020, Assembly Bill 979 was signed into law (though subsequently ruled unconstitutional as described below). Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies.  On April 1, 2022, a California state court held that Assembly Bill 979 violates the equal protection clause of the California Constitution, thereby precluding California from using taxpayer funds to implement Assembly Bill 979.  It is unclear how the State of California will respond to the court’s ruling on Assembly Bill 979 or what the outcome will be with respect to the pending case challenging Senate Bill 826. As a result, it is uncertain whether we will have to continue to comply with either piece of legislation. We continue to monitor developments in both of the cases.

In addition, in August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these new listing rules, Nasdaq-listed companies are required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under these new listing rules, a “Diverse” director is someone who self-identifies either as (i) female or (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community.

Our board of directors currently includes three female directors, and two directors from “underrepresented communities.” If the current composition of our board of directors changes prior to December 31, 2022, we might be out of compliance with Senate Bill 826 or (if applicable) Assembly Bill 979, or if on December 31, 2022 we continue to have nine or more directors but do not have three directors from underrepresented communities, we will be out of compliance with Assembly Bill 979 (if applicable). An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law (if applicable) or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China where we established Kinnjiu. A significant disruption in the operations of those third parties, a trade war or political unrest in China or other areas in which these third parties are located could materially adversely affect our business, financial condition and results of operations.

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China. In May 2021 we announced the establishment of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of March 31, 2022, we held a 54.9% equity interest in Kinnjiu. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and Kinnjiu are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2022, we had 68 full-time employees, including 52 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOL carryforwards may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2021, we had available federal NOL carryforwards of $127.1 million. We also have available California NOL carryforwards of approximately $24.8 million as of December 31, 2021, which begin to expire in 2038.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this  Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our ongoing preclinical studies and clinical trials, and plan to rely on third parties to conduct additional planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such preclinical studies and clinical trials.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) approximately 70 medicinal chemists at leading CROs, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely;

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an EGC, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement, between the Company and SVB Leerink LLC, dated as of January 3, 2022	S-3ASR	333-261970	1.2	January 3, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

KINNATE BIOPHARMA INC.

May 12, 2022	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

May 12, 2022	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)