Form 10-Q
period 2022-06-30
Kinnate Biopharma Inc.
filed 2022-08-11
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 5, 2022, the Registrant had 44,145,579 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the timing, progress and results of ongoing and planned future preclinical studies and clinical trials for our current product candidates, and other product candidates we may develop, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the preclinical studies or clinical trials will become available, and our research and development programs;

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

Kinnate Biopharma Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,065	$116,096
Cash at consolidated joint venture	29,420	33,593
Short-term investments	197,930	103,362
Prepaid expenses and other current assets	4,718	5,639
Total current assets	267,133	258,690
Property and equipment, net	3,292	956
Right-of-use lease assets	3,781	-
Long-term investments	46,604	105,449
Restricted cash	371	371
Deferred offering costs	641	641
Other non-current assets	2,074	757
Total assets	$323,896	$366,864

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,016	$3,148
Accrued expenses	8,612	9,239
Current portion of operating lease liabilities	836	-
Total current liabilities	11,464	12,387
Operating lease liabilities, long-term	3,703	-
Total liabilities	15,167	12,387
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	35,000	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 44,096,921 and 43,855,944 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	473,525	463,089
Accumulated other comprehensive loss	(2,737)	(524)
Accumulated deficit	(197,063)	(143,092)
Total stockholders’ equity	273,729	319,477
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$323,896	$366,864

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$19,767	$16,242	$39,414	$28,908
General and administrative	7,639	5,327	15,051	10,142
Total operating expenses	27,406	21,569	54,465	39,050
Loss from operations	(27,406)	(21,569)	(54,465)	(39,050)
Other income, net	337	124	494	148
Net loss	(27,069)	(21,445)	(53,971)	(38,902)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Net loss attributable to Kinnate	$(27,069)	$(21,445)	$(53,971)	$(38,902)

Weighted-average shares outstanding, basic and diluted	44,002,391	43,535,887	43,942,986	43,506,825
Net loss per share, basic and diluted	$(0.62)	$(0.49)	$(1.23)	$(0.89)

Comprehensive loss:
Net loss	$(27,069)	$(21,445)	$(53,971)	$(38,902)
Other comprehensive loss:
Unrealized loss on investments	(557)	(34)	(2,213)	(65)
Total comprehensive loss	(27,626)	(21,479)	(56,184)	(38,967)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Comprehensive loss attributable to Kinnate	$(27,626)	$(21,479)	$(56,184)	$(38,967)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Exercise of stock options	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000
Stock-based compensation expense	-	-	4,882	-	-	4,882	-
Exercise of stock options	97,833	-	283	-	-	283	-
Shares issued under employee stock purchase plan	43,039	-	369	-	-	369	-
Net loss	-	-	-	-	(27,069)	(27,069)	-
Other comprehensive loss	-	-	-	(557)	-	(557)	-
Balance at June 30, 2022	44,096,921	$4	$473,525	$(2,737)	$(197,063)	$273,729	$35,000

Balance at December 31, 2020	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	2,793	-	-	2,793	-
Net loss	-	-	-	-	(17,457)	(17,457)	-
Other comprehensive loss	-	-	-	(31)	-	(31)	-
Balance at March 31, 2021	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572	$-
Stock-based compensation expense	-	-	3,760	-	-	3,760	-
Exercise of stock options	116,147	-	139	-	-	139	-
Shares issued under employee stock purchase plan	29,159	-	495	-	-	495	-
Issuance of Series A preferred stock to redeemable noncontrolling interest owners (NCI)	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable NCI	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	(21,445)	(21,445)	-
Other comprehensive loss	-	-	-	(34)	-	(34)	-
Balance at June 30, 2021	43,622,745	$4	$453,641	$(74)	$(92,231)	$361,340	$35,000

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,971)	$(38,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,659	6,553
Depreciation	230	59
Amortization/accretion of investments	851	820
Loss on disposal of property and equipment	-	58
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(396)	(508)
Operating lease right-of-use assets and liabilities, net	758	-
Accounts payable and accrued expenses	(1,759)	1,019
Net cash used in operating activities	(44,628)	(30,901)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(92,518)	(201,640)
Sales and maturities of short-term and long-term investments	53,731	-
Purchases of property and equipment	(2,566)	(35)
Net cash used in investing activities	(41,353)	(201,675)
Cash flows from financing activities:
Contributions from redeemable noncontrolling interest owners, net	-	34,853
Proceeds from stock option exercises	408	139
Proceeds from issuance of common stock under employee stock purchase plan	369	495
Net cash provided by financing activities	777	35,487
Net decrease in cash, cash equivalents and restricted cash	(85,204)	(197,089)
Cash, cash equivalents and restricted cash at the beginning of the period	150,060	365,462
Cash, cash equivalents and restricted cash at the end of the period	$64,856	$168,373

Supplemental non-cash investing and financing activity:
Capitalized value of tenant improvement allowance	$606	$-
Operating lease liabilities arising from obtaining right-of-use assets	$4,569	$-

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $197.1 million and had cash and cash equivalents and short-term and long-term investments totaling $279.6 million as of June 30, 2022, exclusive of $29.4 million at its consolidated joint venture discussed in the paragraph below. From its inception through June 30, 2022, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (People’s Republic of China, Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu.

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

The accompanying unaudited interim consolidated financial statements include all known adjustments which, in the opinion of management, are necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

The condensed consolidated financial statements include the accounts of the Company’s variable interest entity (VIE), Kinnjiu, for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of June 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu is a VIE and the Company is the primary beneficiary.

The Company will continuously assess whether it is the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, the Company has not provided any other financial or other support to the Company’s VIE that it was not contractually required to provide.

Operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. To limit the spread of the COVID-19 virus, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced, or suspended operating activities. Between March 2020 and June 2021, the Company’s employees worked almost exclusively from home. Since June 2021, the Company’s employees have been working in a hybrid model both in the Company’s offices and also from home. Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, the Company continues to monitor and assess the spread of COVID-19 and may need to further adjust its working model from time to time. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, based, in part, on the length and severity of any additional restrictions and other limitations that may be imposed on the Company’s business. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of the clinical activities and other related business activities.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the financial statements include: normal recurring accruals, including the accrual of research and development expenses; fair value of investments; valuation of deferred tax assets; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results present additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company’s leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. As of June 30, 2022, it is not reasonably certain that these options will be exercised, and they are not included within the lease term.

Redeemable Convertible Noncontrolling Interests

The shares third parties own in Kinnjiu represent an interest in the equity the Company does not control. The redeemable convertible noncontrolling interests attributable to other owners has been classified in temporary equity on the Condensed Consolidated Balance Sheets as the preferred stock is redeemable by the noncontrolling interests.

Since the preferred stock held at Kinnjiu does not represent a residual equity interest, net losses of Kinnjiu are not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equals its carrying value. Additionally, net losses of Kinnjiu have not been allocated to the noncontrolling interest related to ordinary shares held by a third party as the amounts to be allocated have been immaterial to date.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Kinnate	$(27,069)	$(21,445)	$(53,971)	$(38,902)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	44,002,391	43,535,887	43,942,986	43,506,825
Net loss per share, basic and diluted	$(0.62)	$(0.49)	$(1.23)	$(0.89)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	9,511,827	7,954,147

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$35,065	$116,096
Cash at consolidated joint venture	29,420	33,593
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$64,856	$150,060

The cash at the consolidated joint venture represents cash held at Kinnjiu and the use of such cash is limited to the operations of Kinnjiu (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$755	$5
Computers and equipment	442	381
Computer software	69	69
Leasehold improvements	2,393	638
Property and equipment	3,659	1,093
Less accumulated depreciation	(367)	(137)
Property and equipment, net	$3,292	$956

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development	$5,673	$4,842
Accrued compensation	2,164	3,344
Accrued legal fees	371	425
Other accruals	404	628
Total	$8,612	$9,239

6. Investments

The Company has invested its excess cash in marketable securities as of June 30, 2022 and December 31, 2021. The following is a summary by significant investment category (in thousands):

	June 30, 2022
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$22,068	$-	$(89)	$21,979
Commercial paper	less than 1	6,958	-	-	6,958
U.S. Treasury securities	less than 1	165,545	-	(1,952)	163,593
Asset-backed securities	less than 1	5,410	-	(10)	5,400
Short-term investments		$199,981	$-	$(2,051)	$197,930

Corporate debt securities	1 - 2	$26,794	$-	$(189)	$26,605
U.S. Treasury securities	1 - 2	14,984	-	(472)	14,512
Asset-backed securities	1 - 2	5,512	-	(25)	5,487
Long-term investments		$47,290	$-	$(686)	$46,604

	December 31, 2021
	Maturity in Years	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	less than 1	$27,450	$-	$(25)	$27,425
U.S. Treasury securities	less than 1	60,226	-	(67)	60,159
Asset-backed securities	less than 1	15,798	-	(20)	15,778
Short-term investments		$103,474	$-	$(112)	$103,362

U.S. Treasury securities	1 - 2	$105,861	$-	$(412)	$105,449
Long-term investments		$105,861	$-	$(412)	$105,449

At June 30, 2022 and December 31, 2021, the Company held securities in a total unrealized loss position of $2.7 million and $0.5 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2022 and December 31, 2021.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$34,062	$-	$-	$34,062
Corporate debt securities	-	48,584	-	48,584
Commercial paper	-	6,958	-	6,958
U.S. Treasury securities	-	178,105	-	178,105
Asset-backed securities	-	10,887	-	10,887
Total cash equivalents and investments	$34,062	$244,534	$-	$278,596

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,049	$-	$-	$115,049
Corporate debt securities	-	27,425	-	27,425
U.S. Treasury securities	-	165,608	-	165,608
Asset-backed securities	-	15,778	-	15,778
Total cash equivalents and investments	$115,049	$208,811	$-	$323,860

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at June 30, 2022 and December 31, 2021.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, among other award types, up to a total of 5,218,000 shares (Option Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of June 30, 2022, 1,847,142 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock option activity, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	7,477,568	$11.11	8.3	$74,268
Granted	2,719,914	9.70
Exercised	(197,938)	2.06
Forfeited	(487,717)	11.96
Outstanding at June 30, 2022	9,511,827	$10.85	8.2	$50,736
Exercisable at June 30, 2022	2,982,163	$8.69	7.1	$25,504

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $1.5 million and $2.7 million, respectively.

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

Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan), which allows for the issuance of options for shares of common stock and share appreciation rights, among other award types, up to a total of 9,000,000 shares subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2021 Plan. As of June 30, 2022, 2,187,500 shares of common stock remained available for future grants under the 2021 Plan.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2022	2021

Expected term (in years)	5 - 6	5 - 6
Expected volatility	80% - 86%	87% - 89%
Risk-free interest rate	1.62% - 3.56%	0.68% - 1.17%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $6.98 and $22.24 for the six months ended June 30, 2022 and 2021, respectively.

The assumptions used for the six months ended June 30, 2022 and 2021 under the ESPP were as follows:

	Six Months Ended June 30,
	2022	2021

Expected term (in years)	0.50	0.41 - 0.50
Expected volatility	50% - 77%	51% - 68%
Risk-free interest rate	0.07% - 1.54%	0.03% - 0.09%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options and ESPP totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,039	$1,914	$4,102	$3,190
General and administrative	2,843	1,846	5,557	3,363
Total stock-based compensation	$4,882	$3,760	$9,659	$6,553

As of June 30, 2022, there was approximately $50.4 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.68 years.

As of June 30, 2022, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

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

11. Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s condensed consolidated financial statements.

The Company provides certain general and administrative and research and development services to Kinnjiu pursuant to intercompany agreements; however, the Company does not provide any financial support and has no obligation to fund operations of Kinnjiu.

The following table summarizes the fair value of Kinnjiu as of May 13, 2021 recorded upon initial consolidation in the Company’s Condensed Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of June 30, 2022, excluding intercompany balances (in thousands):

	June 30, 2022	May 13, 2021
Cash at consolidated joint venture	$29,420	$35,011
Prepaid expenses and other current assets	459	-
Right-of-use lease assets	312	-
Other non-current assets	103	-
Accounts payable and accrued expenses	334	-
Operating lease liabilities	298	-

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the six months ended June 30, 2022 and 2021 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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

The operating lease right-of-use assets and liabilities on the Company’s Condensed Consolidated Balance Sheet related to these facility leases. The right-of-use lease assets were $3.8 million as of June 30, 2022. Operating lease liabilities were $4.5 million as of June 30, 2022, including $0.8 million classified as a current liability.

Our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three and six months ended June 30, 2022 were approximately $0.3 million and $0.4 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 4.6 years.

Future lease payments of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating Leases
2022 remaining 6 months	$490
2023	1,247
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	5,317
Less: imputed interest	(778)
Total operating lease liabilities	4,539
Less: current portion	(836)
Lease liability, net of current portion	$3,703

Under ASC 840, Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$638
2023	1,045
2024	1,076
2025	1,108
2026	924
Thereafter	365
Total mimium lease payments	$5,156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our most advanced product candidate is KIN-2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma, and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an IND for KIN-2787 with the FDA. In May 2021, the FDA cleared our IND for KIN-2787 and we initiated KN-8701, a Phase 1 clinical trial evaluating KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. In the second quarter of 2022, we initiated the combination portion of KN-8701 to study KIN-2787 in combination with binimetinib in patients with NRAS-mutant melanoma. In addition, in the second quarter of 2022, KIN-2787 was granted Orphan Drug Designation by the FDA for the treatment of stage IIb-IV melanoma.

Additionally, we are evaluating KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, for the treatment of patients with intrahepatic cholangiocarcinoma, a cancer of the bile ducts in the liver, and urothelial carcinoma, a cancer of the bladder lining as well as other solid tumors. KIN-3248 is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248 and in the first quarter of 2022 we initiated KN-4802, a Phase 1 clinical trial for KIN-3248. We began dosing KIN-3248 in humans in the second quarter of 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies.

We are also advancing a number of other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program to target the treatment of ovarian carcinoma, triple-negative breast cancer and metastatic castration-resistant prostate cancer.

In May 2021, we announced the closing of a Series A preferred stock financing of our China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (People's Republic of China (PRC), Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of June 30, 2022, we held an approximately 58% equity interest in Kinnjiu. In the third quarter of 2022, we announced that KN-8701, the Phase 1 clinical trial evaluating KIN-2787, was initiated in Taiwan by Kinnjiu.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of June 30, 2022, we had cash and cash equivalents and short-term and long-term investments of $279.6 million, exclusive of $29.4 million at Kinnjiu. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2024.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the six months ended June 30, 2022 was $54.0 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2022, we had an accumulated deficit of $197.1 million.

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

The global COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, ongoing and planned future clinical trial enrollment, current and future trial sites, clinical research organizations (CROs), contract manufacturing organizations (CMOs), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to our employee travel and work processes, including having our employees work from home (which our employees did almost exclusively between March 2020 and June 2021) and as part of a hybrid model both in our offices and also from home (which we are currently executing). Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, we will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

External expenses include:

•	expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;

•	the cost of manufacturing compounds for use in our preclinical and clinical studies, including under agreements with third parties, such as consultants and CMOs; and

•	costs associated with consultants for chemistry, manufacturing and controls, development, regulatory, statistics and other services, including expenses for technology and facilities.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$19,767	$16,242	$3,525	$39,414	$28,908	$10,506
General and administrative	7,639	5,327	2,312	15,051	10,142	4,909
Total operating expenses	27,406	21,569	5,837	54,465	39,050	15,415
Loss from operations	(27,406)	(21,569)	(5,837)	(54,465)	(39,050)	(15,415)
Other income, net	337	124	213	494	148	346
Net loss	(27,069)	(21,445)	(5,624)	(53,971)	(38,902)	(15,069)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-	-	-
Net loss attributable to Kinnate	$(27,069)	$(21,445)	$(5,624)	$(53,971)	$(38,902)	$(15,069)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
External expenses:
RAF	$4,728	$5,624	$(896)	$10,082	$10,228	$(146)
FGFR	3,266	3,083	183	6,107	5,576	531
Other programs and other unallocated costs	3,555	2,202	1,353	7,572	4,214	3,358
Total external expenses	11,549	10,909	640	23,761	20,018	3,743
Internal expenses	8,218	5,333	2,885	15,653	8,890	6,763
Total research and development expenses	$19,767	$16,242	$3,525	$39,414	$28,908	$10,506

Research and development expenses were $19.8 million for the three months ended June 30, 2022 compared to $16.2 million for the three months ended June 30, 2021, an increase of $3.5 million. The increase was primarily attributable to an increase of $1.4 million in external expenses for non-lead programs reflecting increased spend in early-stage pipeline research, as well as an increase of $2.9 million in internal research and development expenses as a result of a significant increase in research and development personnel and higher stock-based compensation. These increases were partially offset by a decrease of $0.9 million in our RAF program attributable to decreased manufacturing activity and pre-clinical research costs during the second quarter of 2022. Research and development expenses included $0.9 million incurred at Kinnjiu during the three months ended June 30, 2022 as the entity began operations in the second quarter of 2021. For the six months ended June 30, 2022, research and development expenses were $39.4 million compared to $28.9 million for the same period in 2021, an increase of $10.5 million. Similar to the three months ended June 30, 2022, the increase was primarily driven by an increase of $3.4 million in external expenses for non-lead programs reflecting increased spend in early-stage pipeline research, as well as an increase of $6.8 million in internal research and development expenses as a result of a significant increase in research and development personnel and higher stock-based compensation. Research and development expenses included $1.6 million incurred at Kinnjiu during the six months ended June 30, 2022. We expect research and development expenses to continue to increase throughout 2022 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended June 30, 2022 compared to $5.3 million for the three months ended June 30, 2021, an increase of $2.3 million. For the six months ended June 30, 2022, general and administrative expenses were $15.0 million compared to $10.1 million for the same period in 2021, an increase of $4.9 million. These increases were primarily driven by an increase in headcount, higher stock-based compensation and increased consulting and professional services expenses. We expect general and administrative expenses to continue to be similar to these levels throughout 2022.

Other Income, Net

Other income, net was $0.3 million for the three months ended June 30, 2022 compared to $0.1 million for the three months ended June 30, 2021, an increase of $0.2 million. For the six months ended June 30, 2022, other income, net was $0.5 million compared to $0.1 million for the same period in 2021, an increase of $0.3 million. These increases were primarily driven by a higher average investment balance during both the three and six months ended June 30, 2022 compared to the same prior year periods, as our excess cash was more fully invested, as well as a general increase in interest rates during 2022.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of our common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering. In March 2022, we filed certain post-effective amendments to the Form S-3ASR for the purpose of, among other things, converting the registration statement to the proper submission type for a non-automatic shelf registration statement and providing that the base prospectus included in the registration statement covers the offering, sale and issuance by us of up to $350.0 million in the aggregate of the securities identified in the registration statement in one or more offerings. The $150.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $350.0 million of securities that may be offered, issued and sold by us under the base prospectus. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of June 30, 2022, we have $0.8 million and $3.7 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(44,628)	$(30,901)
Net cash used in investing activities	(41,353)	(201,675)
Net cash provided by financing activities	777	35,487
Net decrease in cash, cash equivalents and restricted cash	$(85,204)	$(197,089)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $44.6 million. This consisted of our consolidated net loss of $54.0 million offset by a net decrease in working capital of $1.4 million, primarily due to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other assets partially offset by a net increase in operating lease right-of-use assets and liabilities, net of stock compensation expense of $9.7 million, depreciation expense of $0.2 million and amortization/accretion of investments of $0.9 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $41.3 million and related primarily to purchases of short-term and long-term investments totaling $92.5 million partially offset by the sales and maturities of short-term and long-term investments totaling $53.7 million. Additionally, purchases of property and equipment totaled $2.6 million during the six months ended June 30, 2022.

Net cash used in investing activities during the six months ended June 30, 2021 was $201.7 million and related to purchases of short-term and long-term investments totaling $201.6 million, as well as purchases of property and equipment in the amount of $35,000.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $0.8 million, which consisted of proceeds from the issuance of common stock upon stock option exercises and under our employee stock purchase plan of $0.4 million and $0.4 million, respectively.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met.

As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our internal control over financial reporting to remediate the material weakness identified below.

Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified a material weakness in our internal control over financial reporting. The material weakness was due to a lack of appropriately designed and implemented controls over the review and approval of manual journal entries.

In response to this material weakness, we have implemented appropriate segregation of duties and related systems and procedures, including the implementation of a new ERP system, which went live at the beginning of 2022. The ERP system replaced or enhanced certain internal financial, operating and other systems that are critical to our business operations. As a result of this implementation, we modified certain existing internal controls to ensure the controls were appropriate with the new ERP system, including controls over the review and approval of manual journal entries.

We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of June 30, 2022. While this material weakness has been remediated, we cannot assure investors that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

Inherent Limitations on Effectiveness of Controls and Procedures

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

•	A variety of risks associated with marketing our product candidates internationally could adversely affect our business.
•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Intellectual Property

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Our commercial success depends on our operating without infringing the patents and other proprietary rights of third parties.
•	We may not be successful in obtaining or maintaining rights to our future product candidates.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	Patent reform legislation may increase uncertainties and costs of prosecuting patent applications and enforcing issued patents.
•	Changes in patent law could increase uncertainties and costs of prosecuting patent applications and enforcing issued patents, or diminish the value of patents in general.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Dependence on Third Parties

•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
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
•
If we identify material weaknesses or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

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

We recently became a clinical-stage biopharmaceutical company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. In May 2021, we initiated KN-8701, a Phase 1 clinical trial evaluating KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. We began dosing KIN-3248 in humans in the second quarter of 2022. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF inhibitor and FGFR inhibitor programs and our CDK12 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $54.0 million for the six months ended June 30, 2022, and as of June 30, 2022, we had an accumulated deficit of $197.1 million. We are still in the early stages of development of our product candidates. We recently initiated our first two clinical trials for KIN-2787 and KIN-3248 and commenced dosing in humans in each trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

The success of our RAF and FGFR programs will depend on several factors, including the following:

•	approval of INDs for our planned clinical trials and future clinical trials;

•	addressing any potential delays resulting from factors related to the COVID-19 pandemic;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;

•	the frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

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

The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any delays resulting from factors related to the COVID-19 pandemic;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.

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

In April 2021, we filed an IND for KIN-2787 with the FDA. The FDA cleared our IND for KIN-2787 in May 2021, and we initiated KN-8701, a Phase 1 clinical trial for KIN-2787 and began dosing KIN-2787 in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in the second quarter of 2022. However, we may not be able to file an IND for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

The COVID-19 pandemic could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.

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

As the COVID-19 pandemic continues to affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

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

•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of our employees including those hired during the COVID-19 pandemic, working from home or in a hybrid model;

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

The COVID-19 pandemic has affected our business operations since early 2020, and we continue to assess the impact that the COVID-19 pandemic may continue to have on our ability to effectively conduct our business operations as planned. There can be no assurance that we will be able to avoid a material impact on our business from the continued existence of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to additional shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID-19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home. Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, depending on the continued persistence or future spread of COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of the COVID-19 pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID-19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among others. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Other COVID-19 industry guidance documents issued by the FDA include further updates to previous guidance documents as well as guidance regarding remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and manufacturing, supply chain, and drug and biological product inspections. In view of the spread of the COVID-19 variants, the FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

For our FGFR program, there are three currently approved FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib) and a number of programs that are in development including, Taiho Oncology, Inc.’s TAS-120 (futibatinib), Relay Therapeutics, Inc.’s FGFR2-specific (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production or with their supply chains. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

In addition, for the portion of our ongoing KN-8701 clinical trial to study KIN-2787 in combination with binimetinib, we procure binimetinib from third parties who may be unable to produce, or obtain elsewhere, an adequate supply of binimetinib for our current or future clinical trials or our products for patients, if approved. In such situations, we may unable to procure binimetinib from other sources in sufficient amounts, at reasonable cost, or at all.

If our third-party manufacturers are unable to produce, or provide us with, sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Even if we obtain orphan drug designation for a product candidate (like we have for KIN-2787 for the treatment of stage IIb-IV melanoma), we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension that was in effect COVID-19 from May 1, 2020 through March 31, 2022 and was implemented under various COVID-19 relief legislation. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. While no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states, and in June 2021, Colorado enacted a similar law, the Colorado Privacy Act (CPA), which becomes effective July 1, 2023. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA.  It will become effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The CPRA and these other state laws create further uncertainty and may require us to incur additional costs and expenses.

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, EMA and other comparable regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory authorities, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it plans to resume routine domestic surveillance inspections. However, the FDA review timelines could be extended due to various factors, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and other factors that disrupt normal operations, thereby causing the FDA to be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption to normal operations occurs, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and information security. For example, on August 20, 2021, the Personal Information Protection Law, or PIPL, was adopted in the PRC and it went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renmibi or 5% of a covered company’s revenue in the prior year.

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

In addition, in California the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA.  It will become effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the CPA, becoming the third state to pass comprehensive consumer privacy legislation in the United States. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.

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

In September 2018, California’s Senate Bill 826 was signed into law (though subsequently ruled unconstitutional as described below). Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021.  Additionally, on September 30, 2020, Assembly Bill 979 was signed into law (though subsequently ruled unconstitutional as described below). Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies.  On April 1, 2022, a California state court held that Assembly Bill 979 violates the equal protection clause of the California Constitution, thereby precluding California from using taxpayer funds to implement Assembly Bill 979.  Similarly, on May 13, 2022, a California state court held that Senate Bill 826 violates the equal protection clause of the California Constitution. It is unclear how the State of California will respond to the court’s rulings on Assembly Bill 979 and Senate Bill 826. As a result, it is uncertain whether we will have to continue to comply with either piece of legislation. We continue to monitor developments in both of the cases.

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

Our board of directors currently includes three female directors, and two directors from “underrepresented communities.” If the current composition of our board of directors changes prior to December 31, 2022, we might be out of compliance with Senate Bill 826 or Assembly Bill 979 (in either case, if applicable), or if on December 31, 2022 we continue to have nine or more directors but do not have three directors from underrepresented communities, we will be out of compliance with Assembly Bill 979 (if applicable). An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law (if applicable) or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China. In May 2021 we announced the establishment of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of June 30, 2022, we held an approximately 58% equity interest in Kinnjiu. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and Kinnjiu are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2022, we had 82 full-time employees, including 61 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflict between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. Due to the COVID-19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home. Depending on the spread of the novel coronavirus that causes COVID-19, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

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

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;

•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

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

Inflation could negatively impact our business and results of operations.

Inflation in the U.S. and other geographies has risen beyond levels experienced in recent decades. Inflation in the prices for our trial drug supply, costs of CROs and CMOs, and rising salaries could negatively impact our business by increasing our operating expenses. The U.S. Federal Reserve has also recently raised the federal funds rate in an effort to control inflationary pressures, and could do so again, which may have additional adverse effects on the economy, and may adversely affect our business, financial condition and results of operations.

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

Changes in U.S. patent law, or laws in other countries, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, or could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

As a further example, no earlier that October 1, 2022, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) approximately 50 medicinal chemists at leading CROs as of June 30, 2022, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

If we identify material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Although we were able to remediate these material weaknesses, we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

KINNATE BIOPHARMA INC.

August 11, 2022	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2022	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)