Form 10-Q
period 2022-09-30
Kinnate Biopharma Inc.
filed 2022-11-10
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of November 7, 2022, the Registrant had 44,164,683 shares of common stock, $0.0001 par value per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

-iv-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,502	$116,096
Cash at consolidated joint venture	26,469	33,593
Short-term investments	196,477	103,362
Prepaid expenses and other current assets	3,727	5,639
Total current assets	261,175	258,690
Property and equipment, net	3,171	956
Right-of-use lease assets	3,581	-
Long-term investments	31,097	105,449
Restricted cash	371	371
Deferred offering costs	641	641
Other non-current assets	2,097	757
Total assets	$302,133	$366,864

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,058	$3,148
Accrued expenses	11,319	9,239
Current portion of operating lease liabilities	966	-
Total current liabilities	15,343	12,387
Operating lease liabilities, long-term	3,449	-
Total liabilities	18,792	12,387
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	35,000	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 44,164,683 and 43,855,944 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	478,696	463,089
Accumulated other comprehensive loss	(2,559)	(524)
Accumulated deficit	(227,800)	(143,092)
Total stockholders’ equity	248,341	319,477
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$302,133	$366,864

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$23,548	$18,729	$62,962	$47,637
General and administrative	7,824	6,073	22,875	16,215
Total operating expenses	31,372	24,802	85,837	63,852
Loss from operations	(31,372)	(24,802)	(85,837)	(63,852)
Other income, net	635	100	1,129	248
Net loss	(30,737)	(24,702)	(84,708)	(63,604)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Net loss attributable to Kinnate	$(30,737)	$(24,702)	$(84,708)	$(63,604)

Weighted-average shares outstanding, basic and diluted	44,151,034	43,663,985	44,013,097	43,559,787
Net loss per share, basic and diluted	$(0.70)	$(0.57)	$(1.92)	$(1.46)

Comprehensive loss:
Net loss	$(30,737)	$(24,702)	$(84,708)	$(63,604)
Other comprehensive loss:
Unrealized gain (loss) on investments	178	38	(2,035)	(27)
Total comprehensive loss	(30,559)	(24,664)	(86,743)	(63,631)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-	-	-
Comprehensive loss attributable to Kinnate	$(30,559)	$(24,664)	$(86,743)	$(63,631)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Exercise of stock options	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000
Stock-based compensation expense	-	-	4,882	-	-	4,882	-
Exercise of stock options	97,833	-	283	-	-	283	-
Shares issued under employee stock purchase plan	43,039	-	369	-	-	369	-
Net loss	-	-	-	-	(27,069)	(27,069)	-
Other comprehensive loss	-	-	-	(557)	-	(557)	-
Balance at June 30, 2022	44,096,921	$4	$473,525	$(2,737)	$(197,063)	$273,729	$35,000
Stock-based compensation expense	-	-	4,981	-	-	4,981	-
Exercise of stock options	67,762	-	190	-	-	190	-
Net loss	-	-	-	-	(30,737)	(30,737)	-
Other comprehensive loss	-	-	-	178	-	178	-
Balance at September 30, 2022	44,164,683	$4	$478,696	$(2,559)	$(227,800)	$248,341	$35,000

Balance at December 31, 2020	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	2,793	-	-	2,793	-
Net loss	-	-	-	-	(17,457)	(17,457)	-
Other comprehensive loss	-	-	-	(31)	-	(31)	-
Balance at March 31, 2021	43,477,439	$4	$449,394	$(40)	$(70,786)	$378,572	$-
Stock-based compensation expense	-	-	3,760	-	-	3,760	-
Exercise of stock options	116,147	-	139	-	-	139	-
Shares issued under employee stock purchase plan	29,159	-	495	-	-	495	-
Issuance of Series A preferred stock to redeemable noncontrolling interest owners (NCI)	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable NCI	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	(21,445)	(21,445)	-
Other comprehensive loss	-	-	-	(34)	-	(34)	-
Balance at June 30, 2021	43,622,745	$4	$453,641	$(74)	$(92,231)	$361,340	$35,000
Stock-based compensation expense	-	-	4,161	-	-	4,161	-
Exercise of stock options	59,926	-	193	-	-	193	-
Net loss	-	-	-	-	(24,702)	(24,702)	-
Other comprehensive income	-	-	-	38	-	38	-
Balance at September 30, 2021	43,682,671	$4	$457,995	$(36)	$(116,933)	$341,030	$35,000

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(84,708)	$(63,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,640	10,714
Depreciation	414	87
Amortization/accretion of investments	972	1,360
Loss on disposal of property and equipment	-	58
Changes in operating assets and liabilities:
Prepaid expenses and other assets	572	(152)
Operating lease right-of-use assets and liabilities, net	834	-
Accounts payable and accrued expenses	1,990	2,995
Net cash used in operating activities	(65,286)	(48,542)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(131,082)	(216,613)
Sales and maturities of short-term and long-term investments	109,314	33,769
Purchases of property and equipment	(2,629)	(68)
Net cash used in investing activities	(24,397)	(182,912)
Cash flows from financing activities:
Contributions from redeemable noncontrolling interest owners, net	-	34,853
Proceeds from stock option exercises	598	332
Proceeds from issuance of common stock under employee stock purchase plan	369	495
Net cash provided by financing activities	967	35,680
Effect of exchange rate changes on cash and cash equivalents	(2)	-
Net decrease in cash, cash equivalents and restricted cash	(88,718)	(195,774)
Cash, cash equivalents and restricted cash at the beginning of the period	150,060	365,462
Cash, cash equivalents and restricted cash at the end of the period	$61,342	$169,688

Supplemental non-cash investing and financing activity:
Capitalized value of tenant improvement allowance	$606	$-
Operating lease liabilities arising from obtaining right-of-use assets	$4,569	$-

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $227.8 million and had cash and cash equivalents and short-term and long-term investments totaling $262.1 million as of September 30, 2022, exclusive of $26.4 million at its consolidated joint venture discussed in the paragraph below. From its inception through September 30, 2022, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (People’s Republic of China, Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu.

As the Company continues to pursue its business plan, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

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

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of September 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu is a VIE and the Company is the primary beneficiary.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company’s leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. As of September 30, 2022, it is not reasonably certain that these options will be exercised, and they are not included within the lease term.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Kinnate	$(30,737)	$(24,702)	$(84,708)	$(63,604)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	44,151,034	43,663,985	44,013,097	43,559,787
Net loss per share, basic and diluted	$(0.70)	$(0.57)	$(1.92)	$(1.46)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	9,428,924	7,677,795	9,428,924	7,677,795
Non-vested restricted stock units	316,337	-	316,337	-
Total	9,745,261	7,677,795	9,745,261	7,677,795

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$34,502	$116,096
Cash at consolidated joint venture	26,469	33,593
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$61,342	$150,060

The cash at the consolidated joint venture represents cash held at Kinnjiu and the use of such cash is limited to the operations of Kinnjiu (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$760	$5
Computers and equipment	442	381
Computer software	69	69
Leasehold improvements	2,452	638
Property and equipment	3,723	1,093
Less accumulated depreciation	(552)	(137)
Property and equipment, net	$3,171	$956

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development	$6,963	$4,842
Accrued compensation	3,740	3,344
Accrued legal fees	183	425
Other accruals	433	628
Total	$11,319	$9,239

6. Investments

The Company has invested its excess cash in marketable securities as of September 30, 2022 and December 31, 2021. The following is a summary by significant investment category (in thousands):

	September 30, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$12,187	$-	$(108)	$12,079
Commercial paper	less than 1	31,526	-	-	31,526
U.S. Treasury securities	less than 1	155,084	-	(2,212)	152,872
Short-term investments		$198,797	$-	$(2,320)	$196,477

Corporate debt securities	1 - 2	$23,262	$-	$(187)	$23,075
Asset-backed securities	1 - 2	8,072	-	(50)	8,022
Long-term investments		$31,334	$-	$(237)	$31,097

	December 31, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$27,450	$-	$(25)	$27,425
U.S. Treasury securities	less than 1	60,226	-	(67)	60,159
Asset-backed securities	less than 1	15,798	-	(20)	15,778
Short-term investments		$103,474	$-	$(112)	$103,362

U.S. Treasury securities	1 - 2	$105,861	$-	$(412)	$105,449
Long-term investments		$105,861	$-	$(412)	$105,449

At September 30, 2022 and December 31, 2021, the Company held securities in a total unrealized loss position of $2.6 million and $0.5 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2022 and December 31, 2021.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$33,485	$-	$-	$33,485
Corporate debt securities	-	35,154	-	35,154
Commercial paper	-	31,526	-	31,526
U.S. Treasury securities	-	152,872	-	152,872
Asset-backed securities	-	8,022	-	8,022
Total cash equivalents and investments	$33,485	$227,574	$-	$261,059

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,049	$-	$-	$115,049
Corporate debt securities	-	27,425	-	27,425
U.S. Treasury securities	-	165,608	-	165,608
Asset-backed securities	-	15,778	-	15,778
Total cash equivalents and investments	$115,049	$208,811	$-	$323,860

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at September 30, 2022 and December 31, 2021.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, restricted stock units (RSUs) and other award types, up to a total of 5,218,000 shares (Equity Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of September 30, 2022, 1,514,696 shares of common stock remained available for future grants under the 2020 Plan.

The options that are granted under the 2020 and 2018 Plans are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant, unless the optionee owns 10% or more of the common shares at which point the expiration period is 5 years, or upon the employee’s termination (whereupon the terminated employee has thirty days after termination to exercise vested options from the date of termination). The vesting period generally occurs over two to four years unless there is a specific performance vesting trigger at which time those shares will vest when the performance trigger is probable to occur. RSUs granted under the 2020 Plan vest over four years from the grant date and represent share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock.

Stock Options

Stock option activity is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2022	7,477,568	$11.11	8.3	$74,268
Granted	2,865,414	9.93
Exercised	(265,700)	2.25
Forfeited	(648,358)	13.42
Outstanding at September 30, 2022	9,428,924	$10.84	8.0	$45,074
Exercisable at September 30, 2022	4,086,866	$9.11	7.1	$25,543

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $2.3 million and $1.1 million, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows:

		Weighted-	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
	Outstanding	Fair Value	(in thousands)
Outstanding at January 1, 2022	-	$-	$-
Granted	347,587	14.71
Vested	-	-
Forfeited	(31,250)	14.71
Outstanding at September 30, 2022	316,337	$14.71	$3,780

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

Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan), which allows for the issuance of options for shares of common stock and share appreciation rights, among other award types, up to a total of 9,000,000 shares subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2021 Plan. As of September 30, 2022, 2,407,500 shares of common stock remained available for future grants under the 2021 Plan.

Stock-Based Compensation Expense

The Company measures and recognizes stock-based compensation expense based on the fair value of the award as measured at the grant date. The fair value of RSUs granted is based on the Company’s closing stock price on the grant date. The fair value of stock options and employee stock purchase plan awards is estimated using the Black-Scholes valuation model. The Company accounts for any forfeitures of share-based awards when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2022	2021

Expected term (in years)	5 - 6	5 - 6
Expected volatility	80% - 86%	86% - 89%
Risk-free interest rate	1.62% - 3.56%	0.68% - 1.17%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $7.14 and $21.80 for the nine months ended September 30, 2022 and 2021, respectively.

The assumptions used for the nine months ended September 30, 2022 and 2021 under the ESPP were as follows:

	Nine Months Ended September 30,
	2022	2021

Expected term (in years)	0.50	0.41 - 0.50
Expected volatility	50% - 77%	51% - 68%
Risk-free interest rate	0.07% - 1.54%	0.03% - 0.09%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,244	$1,768	$6,346	$4,958
General and administrative	2,737	2,393	8,294	5,756
Total stock-based compensation	$4,981	$4,161	$14,640	$10,714

As of September 30, 2022, there was approximately $45.2 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.50 years.

As of September 30, 2022, there was approximately $4.6 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.92 years. There were no RSUs vested during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there was an immaterial amount of total unrecognized stock-based compensation expense related to the ESPP.

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

11. Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2022, the Company held an approximately 58% equity interest in Kinnjiu. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s condensed consolidated financial statements.

The Company provides certain general and administrative and research and development services to Kinnjiu pursuant to intercompany agreements; however, the Company does not provide any financial support and has no obligation to fund operations of Kinnjiu.

The following table summarizes the fair value of Kinnjiu as of May 13, 2021 recorded upon initial consolidation in the Company’s Condensed Consolidated Balance Sheets and the carrying amount of such assets and liabilities as of September 30, 2022, excluding intercompany balances (in thousands):

	September 30, 2022	May 13, 2021
Cash at consolidated joint venture	$26,469	$35,011
Prepaid expenses and other current assets	369	-
Right-of-use lease assets	268	-
Other non-current assets	103	-
Accounts payable and accrued expenses	367	-
Operating lease liabilities	251	-

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2022 and 2021 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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

The operating lease right-of-use assets and liabilities on the Company’s Condensed Consolidated Balance Sheet related to these facility leases. The right-of-use lease assets were $3.6 million as of September 30, 2022. Operating lease liabilities were $4.4 million as of September 30, 2022, including $1.0 million classified as a current liability.

The Company’s facility leases require the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three and nine months ended September 30, 2022 were approximately $0.3 million and $0.7 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 4.3 years.

Future lease payments of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Operating Leases
2022 remaining 3 months	$290
2023	1,247
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	5,117
Less: imputed interest	(702)
Total operating lease liabilities	4,415
Less: current portion	(966)
Lease liability, net of current portion	$3,449

Under ASC 840, Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$638
2023	1,045
2024	1,076
2025	1,108
2026	924
Thereafter	365
Total mimium lease payments	$5,156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our most advanced product candidate is KIN-2787, which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor we are developing for the treatment of patients with lung cancer, melanoma, and other solid tumors. Unlike currently available treatments that target only Class I B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase alterations, we have designed KIN-2787 to target Class II and Class III BRAF alterations, where it would be a first-line targeted therapy, in addition to covering Class I BRAF alterations. In April 2021, we filed an IND for KIN-2787 with the FDA. In May 2021, the FDA cleared our IND for KIN-2787 and we initiated KN-8701, a Phase 1 clinical trial evaluating KIN-2787. We began dosing KIN-2787 in humans in the second half of 2021. In the second quarter of 2022, we initiated the combination portion of KN-8701 to study KIN-2787 in combination with binimetinib in patients with NRAS-mutant melanoma. In addition, in the second quarter of 2022, KIN-2787 was granted Orphan Drug Designation by the FDA for the treatment of stage IIb-IV melanoma. In the third quarter of 2022, KIN-2787 was granted Fast Track designation by the FDA for treatment of patients with BRAF Class II or III alteration-positive and/or NRAS mutation-positive stage IIb to IV malignant melanoma that is metastatic or unresectable.

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

In May 2021, we announced the closing of a Series A preferred stock financing of our China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China (People's Republic of China (PRC), Hong Kong, Taiwan, and Macau). Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of September 30, 2022, we held an approximately 58% equity interest in Kinnjiu. In the third quarter of 2022, we announced that KN-8701, the Phase 1 clinical trial evaluating KIN-2787, was initiated in Taiwan by Kinnjiu.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of September 30, 2022, we had cash and cash equivalents and short-term and long-term investments of $262.1 million, exclusive of $26.5 million at Kinnjiu. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into mid-2024.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the nine months ended September 30, 2022 was $84.7 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2022, we had an accumulated deficit of $227.8 million.

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

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by continued worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

The global COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, ongoing and planned future clinical trial enrollment, current and future trial sites, clinical research organizations (CROs), contract manufacturing organizations (CMOs), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to our employee travel and work processes, including having our employees work from home (which our employees did almost exclusively between March 2020 and June 2021) and as part of a hybrid model both in our offices and also from home (which we are currently executing). Although some of the governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, we continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

We expect that our general and administrative expenses will increase over the next several years as we hire additional personnel to support the continued research and development of our programs and growth of our business. We also expect to continue to incur increased expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), and those of the Nasdaq Global Select Market or any other national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income, Net

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$23,548	$18,729	$4,819	$62,962	$47,637	$15,325
General and administrative	7,824	6,073	1,751	22,875	16,215	6,660
Total operating expenses	31,372	24,802	6,570	85,837	63,852	21,985
Loss from operations	(31,372)	(24,802)	(6,570)	(85,837)	(63,852)	(21,985)
Other income, net	635	100	535	1,129	248	881
Net loss	(30,737)	(24,702)	(6,035)	(84,708)	(63,604)	(21,104)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-	-	-	-
Net loss attributable to Kinnate	$(30,737)	$(24,702)	$(6,035)	$(84,708)	$(63,604)	$(21,104)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
External expenses:
RAF	$6,230	$6,245	$(15)	$16,312	$16,750	$(438)
FGFR	3,491	3,015	476	9,598	8,754	844
Other programs and other unallocated costs	4,589	3,142	1,447	12,161	6,726	5,435
Total external expenses	14,310	12,402	1,908	38,071	32,230	5,841
Internal expenses	9,238	6,327	2,911	24,891	15,407	9,484
Total research and development expenses	$23,548	$18,729	$4,819	$62,962	$47,637	$15,325

Research and development expenses were $23.5 million for the three months ended September 30, 2022 compared to $18.7 million for the three months ended September 30, 2021, an increase of $4.8 million. The increase was primarily attributable to an increase of $0.5 million in external expenses for our FGFR program given the increased activity as this program advanced into the clinic, an increase of $1.4 million in external expenses for non-lead programs reflecting increased spend in early-stage pipeline research, as well as an increase of $2.9 million in internal research and development expenses as a result of a significant increase in research and development personnel and higher stock-based compensation. Research and development expenses included $0.9 million incurred at Kinnjiu during the three months ended September 30, 2022 compared to $0.2 million during the three months ended September 31. 2021 as the entity began operations in the second quarter of 2021.

For the nine months ended September 30, 2022, research and development expenses were $63.0 million compared to $47.6 million for the same period in 2021, an increase of $15.3 million. Similar to the three months ended September 30, 2022, the increase was primarily driven by an increase of $0.8 million in external expenses for our FGFR program given the increased activity as this program advanced into the clinic, an increase of $5.4 million in external expenses for non-lead programs reflecting increased spend in early-stage pipeline research, as well as an increase of $9.5 million in internal research and development expenses as a result of a significant increase in research and development personnel and higher stock-based compensation. These increases were partially offset by a decrease of $0.4 million in our RAF program attributable to decreased manufacturing activity and pre-clinical research costs during 2022. Research and development expenses included $2.5 million incurred at Kinnjiu during the nine months ended September 30, 2022 compared to $0.2 million during the nine months ended September 30, 2021. We expect research and development expenses to continue to increase through the end of 2022 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended September 30, 2022 compared to $6.1 million for the three months ended September 30, 2021, an increase of $1.7 million. For the nine months ended September 30, 2022, general and administrative expenses were $22.9 million compared to $16.2 million for the same period in 2021, an increase of $6.7 million. These increases were primarily driven by an increase in headcount, higher stock-based compensation and increased consulting and professional services expenses. We expect general and administrative expenses to continue to be similar to these levels through the end of 2022.

Other Income, Net

Other income, net was $0.6 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021, an increase of $0.5 million. For the nine months ended September 30, 2022, other income, net was $1.1 million compared to $0.2 million for the same period in 2021, an increase of $0.9 million. These increases were primarily driven by a higher average investment balance during both the three and nine months ended September 30, 2022 compared to the same prior year periods, as our excess cash was more fully invested, as well as a significant increase in interest rates during 2022.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into mid-2024. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of September 30, 2022, we have $1.0 million and $3.4 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:
	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(65,286)	$(48,542)
Net cash used in investing activities	(24,397)	(182,912)
Net cash provided by financing activities	967	35,680
Effect of exchange rate changes on cash and cash equivalents	(2)	-
Net decrease in cash, cash equivalents and restricted cash	$(88,718)	$(195,774)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $65.3 million. This consisted of our consolidated net loss of $84.7 million offset by a net increase in working capital of $3.4 million, primarily due to increases in accounts payable and accrued expenses and operating lease right-of-use assets and liabilities and a decrease in prepaid expenses and other assets, net of stock compensation expense of $14.6 million, depreciation expense of $0.4 million and amortization/accretion of investments of $1.0 million.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $24.4 million and related primarily to purchases of short-term and long-term investments totaling $131.1 million partially offset by the sales and maturities of short-term and long-term investments totaling $109.3 million. Additionally, purchases of property and equipment totaled $2.6 million during the nine months ended September 30, 2022.

Net cash used in investing activities during the nine months ended September 30, 2021 was $182.9 million and related primarily to purchases of short-term and long-term investments totaling $216.6 million partially offset by the sales and maturities of short-term and long-term investments totaling $33.8 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.0 million, which consisted of proceeds from the issuance of common stock upon stock option exercises and under our employee stock purchase plan of $0.6 million and $0.4 million, respectively.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

As of September 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our internal control over financial reporting to remediate the material weakness identified below.

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

•	We may seek, but not obtain, additional Fast Track designations from the FDA for our product candidates.
•	A Breakthrough Therapy designation by the FDA may not lead to a faster review or approval process.
•	We may not be able to obtain orphan drug designation or maintain orphan drug exclusivity for one or more of our product candidates.
•	We may face difficulties from changes to current regulations and future legislation.
•	Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors may be subject to reporting requirements and various laws.
•	We must comply with regulations governing the use, processing and cross-border transfer of personal information.
•	Our employees, service providers, suppliers and vendors may engage in misconduct or other improper activities.
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $84.7 million for the nine months ended September 30, 2022, and as of September 30, 2022, we had an accumulated deficit of $227.8 million. We are still in the early stages of development of our product candidates. We recently initiated our first two clinical trials for KIN-2787 and KIN-3248 and commenced dosing in humans in each trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditures into mid-2024. Advancing the development of our RAF and FGFR programs and our CDK12 and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each alteration will be large enough to allow us to successfully obtain approval for each alteration type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for Class II or III BRAF alteration-driven cancers for our RAF program, or FGFR2 and FGFR3 alteration-driven cancers for our FGFR program, we may never successfully identify additional oncogenic alterations in putative cancer driver genes. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

Although we have recently initiated Phase 1 clinical trials and began dosing in humans for both KIN-2787 (our RAF program) and KIN-3248 (our FGFR program), we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreements with CROs on terms that are acceptable to us on a timely basis or at all.

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

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could delay or prevent regulatory approval or market acceptance, or even if approval is received, require them to be taken off the market, include new safety warnings, contraindications or precautions, or otherwise limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for KIN-2787, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have only recently started dosing KIN-2787 and KIN-3248 in humans, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Our Phase 1 KN-8701 trial evaluating KIN-2787 includes dose escalation, which could increase the risk of occurrence of adverse events in the clinical trial. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If significant adverse events or other side effects are observed in any of our ongoing or planned future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an institutional review board (IRB) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, resulting in marketing approval with restrictive label warnings or for a limited patient population, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.

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

Delays or difficulties in the enrollment or maintenance of patients in our clinical trials could result in our regulatory submissions or receipt of necessary marketing approvals being delayed or prevented.

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

Our ability to activate our clinical trial sites or enroll patients may also be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. For example, initial site activation for the KN-8701 clinical trial was slower than expected due to the COVID-19 pandemic. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay our clinical trials and our regulatory submissions.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended or altered as part of quarantines and other measures intended to contain this pandemic.

As the COVID-19 pandemic continues to affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in clinical site initiation, such as our experience with our KN-8701 clinical trial, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling and retaining patients in any clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19;

•	difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on patients;

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

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the COVID-19 pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of the COVID-19 pandemic.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations:  Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer, and unresectable and metastatic solid tumors, Braftovi (encorafenib) is also used in mutated CRC. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as LXH254 and Belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Novartis AG and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

For our FGFR program, the FDA has approved four FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), QED Therapeutics, Inc.’s Truseltiq (infigratinib), and Taiho Oncology, Inc.’s Lytgobi (futibatinib). There are also a number of programs that are in development including, Relay Therapeutics, Inc.’s FGFR2-specific (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

The manufacture of drugs is complex, and our third-party manufacturers or suppliers may encounter difficulties in production or with their supply chains. If any of our third-party manufacturers or suppliers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

If our third-party manufacturers or suppliers are unable to produce, or provide us with, sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Legislative, executive, administrative and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, please see the risk factor below titled, “We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

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

We may seek additional Fast Track designations from the FDA for our product candidates. Even if our product candidates receive Fast Track designations, we may be unable to obtain or maintain the benefits associated with such Fast Track designations.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation (like we have for KIN-2787 for the treatment of patients with BRAF Class II or III alteration-positive and/or NRAS mutation-positive stage IIb to IV malignant melanoma that is metastatic or unresectable) but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension that was in effect from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, Virginia, Utah, Colorado, and Connecticut have enacted comprehensive privacy statutes that become effective in 2023. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA.  It will become effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. The CPRA and these other laws create further uncertainty and may require us to incur additional costs and expenses.

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

In September 2018, California’s Senate Bill 826 was signed into law (though subsequently ruled unconstitutional as described below). Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021.  Additionally, on September 30, 2020, Assembly Bill 979 was signed into law (though subsequently ruled unconstitutional as described below). Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies.  On April 1, 2022, a California state court held that Assembly Bill 979 violates the equal protection clause of the California Constitution, thereby precluding California from using taxpayer funds to implement Assembly Bill 979.  Similarly, on May 13, 2022, a California state court held that Senate Bill 826 violates the equal protection clause of the California Constitution. The State of California has appealed the decisions with respect to Senate Bill 826 and Assembly Bill 979. As a result, it is uncertain whether we will have to continue to comply with either piece of legislation. We continue to monitor developments in both of the cases.

In addition, in August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these new listing rules, Nasdaq-listed companies are required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under these new listing rules, a “Diverse” director is someone who self-identifies either as (i) female or (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community. The SEC’s approval of Nasdaq’s rule change is subject to ongoing litigation, the outcome of which remains uncertain.

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

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China. In May 2021 we announced the establishment of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across Greater China. As of September 30, 2022, we held an approximately 58% equity interest in Kinnjiu. Any disruption in the operations of such third parties or our current or future joint ventures or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and Kinnjiu are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2022, we had 86 full-time employees, including 64 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

To the extent that any disruption, security incident, or security breach results in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or other data we or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers maintain or otherwise process, or our applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of third parties used in our business, or security breaches or incidents impacting us or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Our preclinical studies in China could increase our risk to such disruptions.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. In addition, the United States has recently enacted the Inflation Reduction Act, which includes a 1% excise tax on stock buybacks and the imposition of an alternative minimum tax on adjusted financial statement income. Such changes may adversely affect our effective tax rates, cash flows and general business condition.

Inflation could negatively impact our business and results of operations.

Inflation in the U.S. and other geographies has risen beyond levels experienced in recent decades. Inflation in the prices for our trial drug supply, costs of CROs and CMOs, and rising salaries could negatively impact our business by increasing our operating expenses. The U.S. Federal Reserve has also recently raised the federal funds rate several times in an effort to control inflationary pressures, and could do so again, which may have additional adverse effects on the economy, and may adversely affect our business, financial condition and results of operations.

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

As a further example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) approximately 50 medicinal chemists at leading CROs as of September 30, 2022, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•	our ability to timely initiate sites for clinical trials;

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2025.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 (a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

KINNATE BIOPHARMA INC.

November 10, 2022	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2022	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)