Form 10-K
period 2022-12-31
Kinnate Biopharma Inc.
filed 2023-03-15
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022 (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $367 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 46,569,648.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

Auditor Name: KPMG LLP

Auditor Location: San Diego, California

Auditor Firm ID: 185

i

ii

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

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final approval by the U.S Food and Drug Administration (FDA) of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of COVID-19, supply chain disruptions, inflation and other drivers of macroeconomic volatility on our business;

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

Overview

We are a clinical-stage precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to inspire hope for those battling cancer by expanding on the promise of targeted therapies. Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and structure-based design, and the tailored ecosystems of our partners to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. Our Kinnate Discovery Engine, together with a biomarker-driven approach to our drug development strategy, our continual translational research and early global expansion in development, may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development.

Our lead product candidate is exarafenib (KIN-2787), which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor in development for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase Class I alterations, we have designed exarafenib to target BRAF Class II and Class III alterations, where it would be a first-line targeted therapy, in addition to covering BRAF Class I alterations. In April 2021, we filed an Investigational New Drug application (IND) for exarafenib with the FDA. In May 2021, the FDA cleared our IND for exarafenib and we initiated KN-8701, a Phase 1 clinical trial evaluating exarafenib. We began dosing exarafenib in humans in the second half of 2021. In 2022, we announced the addition of patients with NRAS mutant melanoma into KN-8701 both in monotherapy and in combination with a mitogen-activated protein kinase (MEK) inhibitor binimetinib. KN-8701 is currently ongoing. We anticipate disclosing exarafenib monotherapy and combination dose escalation data from this clinical trial in the first half of 2023. In the first quarter of 2023, we announced that we initiated enrollment of patients into the monotherapy dose expansion cohorts of KN-8701.

Our second product candidate is KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, designed for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining, as well as other solid tumors. KIN-3248 is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248, in the first quarter of 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies. We anticipate initial dose escalation data from the ongoing KN-4802 clinical trial in the second half of 2023.

We are also advancing other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program for the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

In February 2023, we announced that we acquired the ownership stake of Kinnjiu Biopharma Inc. (Kinnjiu), the China joint venture that we established in May 2021, previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including key personnel and its legal entity structure. The transaction gives Kinnate greater control over its clinical development programs in the People’s Republic of China, Hong Kong, Macau and Taiwan. Kinnjiu is now a wholly-owned subsidiary of Kinnate.

Precision medicine is predicated on the relationship between genomic alterations, protein dysfunctions and diseases, and aims to specifically and potently drug genomically validated target proteins (i.e., genomic variants potentially implicated in the biology of disease) while minimizing side effects. As genomic profiling of cancer patients becomes more commonplace, it is becoming increasingly clear that cancers developing in various sites throughout the body may share the same type of genomic alterations. As such, tumors may be identified and treated according to their distinctive genomic alterations, rather than focusing on simply the tissue of origin. Both research and clinical data suggest that some tumors, while having multiple identifiable genomic alterations, are primarily dependent on an aberrantly activated kinase for their proliferation and survival. Kinases, which are cellular enzymes that regulate the biological activity of proteins through a ubiquitous process known as phosphorylation, play a central role in the formation and metastatic spread of many cancers and therefore are the focus of our drug development efforts. Kinase inhibition is a proven approach to fighting cancer, and for two decades, has addressed an increasing number of oncology indications. Mutated kinases can result in deregulated activity that results in cancerous cell proliferation. Currently-approved drugs that inhibit the activity of mutated oncogenic kinases (kinase inhibitors) have demonstrated significant clinical benefit to hundreds of thousands of patients with cancer globally.

The worldwide sales of small molecule kinase inhibitors in oncology were reported to be $23 billion in 2019 and are estimated to grow to more than $50 billion in 2024. However, because of the limitations of currently-approved drugs, it is estimated that only 10% of all patients with advanced or metastatic cancer today are eligible for these treatments. This low penetration of targeted therapies demonstrates a substantial unmet patient need and market opportunity. In the current RAF inhibitor landscape, no targeted therapies have been approved for BRAF Class II or Class III alteration-driven cancers. In the current FGFR inhibitor landscape, approved and clinical-phase FGFR inhibitors provide benefit, but the duration of response (DoR) of such inhibitors is limited due to acquired mutational resistance. Taken together, this represents a substantial opportunity for developing novel and potentially transformative drugs for underserved patient populations with difficult-to-treat, genomically defined cancers.

Our Approach
Our Kinnate Discovery Engine leverages our team’s significant industry expertise to drive toward accelerated clinical development, regulatory review, and ultimately, potential new drug approval.

We are led by a management team of precision oncology experts with decades of collective experience in the discovery, development and commercialization of novel therapeutics who have held leadership positions at top global oncology companies: Amgen Inc., Merck & Co., Novartis AG, and Pfizer Inc. This expertise extends to our established collaborations with leaders at experienced precision medicine cancer centers and research institutions.

We believe our expertise and the foundational principles driving our Kinnate Discovery Engine and our focused drug development strategy offer an opportunity to identify and develop precision medicine solutions for populations that are currently underserved. Since our inception in 2018, our Kinnate Discovery Engine has led to the design of two  product candidates now in Phase 1 clinical trials, exarafenib and KIN-3248, and is generating multiple additional research programs, with a goal to have one IND a year.

Our Kinnate Discovery Engine encompasses:
1
Identifying Unmet Need in Validated Oncogenic Drivers. Our relationships with prominent academic centers provide insight into the drug targets that are validated oncogenic drivers, along with innate or acquired resistance and new patient populations that represent the unmet need.

2
Deep Medicinal Chemistry Expertise. Through our internal expertise in structure based small molecule drug discovery, deep understanding of binding modes and biology, we identify compounds that have the potential to achieve a best-in-class product profile spanning alteration coverage including resistance mutations, selectivity, and pharmaceutical properties. For example, the proprietary co-crystal structure of exarafenib in the BRAF protein developed by our team has demonstrated what we believe is a unique and highly selective BRAF inhibitor.

3
Leveraging Tailored Ecosystem of Partners. We leverage an ecosystem of commercial and academic partners to provide scale to our discovery efforts. For example, we have a range of 35-70 medicinal chemists at contract research organizations (CROs) working on our pipeline and sponsored research agreements (SRAs) with prominent academic centers to advance the development of our targeted therapies. Further, we leverage a range of relevant technologies such as bioinformatics, crystallography, organoid and xenograft models for discovery and translational research.

Figure 1: Kinnate Discovery Engine

Our Drug Development Strategy

Our drug development strategy begins with a biomarker-driven approach and is paired with continual translational research and early global expansion. We are focused on the oncogenic driver as the biomarker and enriching for patient populations with the highest likelihood of response. We believe in continued investment in translational research throughout drug development to help identify new patient populations, responsive subsets and resistance mechanisms. For example, our collaborations with leaders at experienced precision medicine cancer centers enable us to perform extensive cellular testing in BRAF Class II and Class III alterations, including BRAF fusions and indels, and in profiling compounds in FGFR2 fusion-driven cancer cells that mimic secondary resistance mutations found in specific populations of patients. Together, these translational research programs have allowed us to develop a deep understanding of specific pathways and accelerate the progression of our programs into seminal cellular screening and in vivo efficacy studies. We are focused on expanding our clinical trials globally early in development.

Our Programs

We are currently advancing two clinical programs, exarafenib and KIN-3248. We are also advancing a number of other small molecule research programs, including a CDK12 inhibitor. We currently own worldwide development and commercial rights for all our programs. Our pipeline for our previously disclosed programs is summarized in Figure 2 below.

Figure 2: Advancing Multiple Ongoing Programs with Single Agent and Combination Opportunities

RAF Program: Exarafenib

In our most advanced program, we are developing exarafenib, a small molecule kinase inhibitor targeting specific classes of BRAF kinase alterations (BRAF Class II and Class III alterations) that characterize subsets of lung cancer, melanoma and other solid tumors. No targeted therapies are approved for BRAF Class II or Class III alteration-driven cancers, unlike the BRAF Class I alterations where three BRAF-targeted kinase inhibitor drugs have been approved by the FDA.

Patients with cancers driven by BRAF Class II or Class III alterations have not responded to existing targeted therapies and have few treatment options currently available to them. Initially, we plan to develop exarafenib for the treatment of patients with non-small cell lung cancer (NSCLC) and melanoma subpopulations with BRAF Class II or Class III alterations that include specific BRAF point mutations (other than BRAF V600E), BRAF insertions/deletions (indels) and BRAF gene fusion events, as well as other BRAF-altered advanced metastatic solid tumors. In addition, we plan to develop exarafenib for treatment of patients with NRAS-mutant melanoma, which is a RAF-dependent cancer. We believe exarafenib may provide substantial clinical benefit to these patients who are inadequately served by current therapies.

In our in vitro and in vivo preclinical studies evaluating exarafenib, we observed kinase inhibition selectivity and a reduction in the size of tumors from drug treated models of human cancer. In internal in vitro and in vivo head-to-head comparisons, we have seen improved kinase inhibition selectivity and pharmaceutical properties compared to a number of currently-approved and in-development drugs. Importantly, exarafenib demonstrated inhibition of RAF dimer signaling while minimizing mitogen-activated protein kinase (MAPK) paradoxical activation, potentially resulting in a broad therapeutic index.

In May 2021, we initiated KN-8701, a Phase 1 clinical trial for exarafenib, upon FDA clearance of our IND. We began dosing exarafenib in humans in the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of exarafenib in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of exarafenib. KN-8701 is currently ongoing and we anticipate disclosing detailed monotherapy dose escalation data from this clinical trial in the first half of 2023. In the first quarter of 2023, we announced that we initiated enrollment of patients into the monotherapy dose expansion cohorts of KN-8701.

Exarafenib has also demonstrated preclinical proof of concept in NRAS-mutant melanoma models as a single agent and in combination with binimetinib, a MEK inhibitor. Based on this preclinical proof of concept, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 clinical trial both as monotherapy and in combination with binimetinib. We initiated the combination portion of this clinical trial in the second quarter of 2022 and expect initial combination dose escalation data in the first half of 2023.

FGFR Program: KIN-3248

We are developing KIN-3248, a small-molecule kinase inhibitor targeting cancer-associated alterations in FGFR2 and FGFR3 genes, which (together with BRAF alterations) are among the most commonly identified oncogenic drivers detected in solid tumor cancers. KIN-3248 aims to address the initial alteration, and clinically-observed and predicted mutations in FGFR2 fusion gene-positive ICC and FGFR3-altered UC that drive resistance to current FGFR2- and FGFR3-targeted therapies. We believe this will translate to deeper, more sustained and more clinically impactful responses than those observed with the currently FDA-approved FGFR inhibitors, or other targeted drugs that, to our knowledge, are currently in development.

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

In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022. The Phase 1 clinical trial for KIN-3248 is designed to assess the safety and tolerability of KIN-3248 in patients with advanced or metastatic solid tumors driven by FGFR2 or FGFR3 alterations, both initial driver alterations as well as resistance mutations. This clinical trial is also designed to characterize pharmacological and anti-cancer properties of KIN-3248.

CDK12 Inhibitor Program (KIN004) and Other Research programs

Through the broad applicability of our Kinnate Discovery Engine, we are also advancing other small molecule research programs, including a CDK12 inhibitor in our KIN004 program. CDK12 is an essential regulator of DNA damage response and repair (DDR) genes for which no targeted therapies are currently approved or, to our knowledge, in clinical development. We expect to develop a CDK12 inhibitor candidate to target the treatment of OC, mCRPC and TNBC. CDK12 and our other small molecule research programs are aimed at addressing cancer cases not covered by existing targeted therapies.

Our Strategy

The key elements of our strategy are to:

•
Rapidly advance the development of our lead targeted therapy RAF and FGFR candidates, exarafenib and KIN-3248, respectively. Our lead product candidates are designed to address clinically validated cancer targets in patient populations with limited treatment options. Exarafenib is designed to address either BRAF Class II and Class III or NRAS alterations. KIN-3248 is designed to address FGFR2 and FGFR3 genomic alterations. We believe that these small molecule candidates offer the potential for substantial clinical benefit when administered as monotherapies. Additionally, because of their enhanced pharmacological properties, we believe there may be future opportunities for combination therapy development. If we are successful in achieving clinically meaningful anti-cancer activity in specific solid tumor types, we expect to engage with regulatory authorities to discuss whether we may qualify for any of the FDA’s existing expedited regulatory approval pathways. Ultimately, the procedures and length of time that will be required to satisfy the FDA’s review and approval are outside of our control

•
Develop a pipeline of product candidates focused on overcoming the limitations of current targeted oncology therapeutics. Currently, it is estimated that only 10% of all patients with advanced or metastatic cancer today are eligible for commercially available small molecule kinase inhibitors. Additionally, up to half of these patients may not respond to these treatments and up to half of those who do initially respond may develop resistance. Ultimately, it is estimated that only 2% to 3% of patients with advanced or metastatic cancer will have durable responses to currently available targeted therapeutics. We are therefore focused on developing drugs that can:

o
Target known oncogenic drivers (e.g., BRAF Class II or Class III alterations) in selected cancer types that are not currently addressed by approved therapies. Our BRAF-targeting small molecule kinase inhibitors exemplify this strategy. The successful development and FDA approval of three BRAF-targeted kinase inhibitor drugs for use in BRAF Class I alterations establish BRAF as a validated cancer drug target.

o
Overcome acquired resistance mutations to existing targeted therapies, potentially improving the durability of response. For example, in our FGFR program we seek to develop targeted therapies that cover initial genomic alterations and preemptively address acquired resistance mutations that arise with current targeted therapies.

o
Treat non-responders to currently-approved therapies where advancements in next generation sequencing have identified, and will continue to reveal, genomic drivers of intrinsic resistance. We expect to develop our CDK12 inhibitor and future programs that will target mechanisms of intrinsic resistance.

•
Increase our probability of clinical success by prioritizing known oncogenic drivers for development, incorporating biomarkers into preclinical and clinical development and exploring continual translational research. Typically, drug development carries high attrition rates from the preclinical stage through FDA approval, with some studies showing that only approximately 10% of the candidates entering Phase 1 trials are ultimately approved. We aim to improve the probability of clinical success through several approaches:

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

o
Developing small molecule kinase inhibitors. Small molecule kinase inhibitors are a proven modality that have demonstrated success in the past with multiple currently-approved drugs across many solid tumor and hematologic malignancy indications. By testing our molecules against in vitro and in vivo models utilized by previously approved drugs, we believe we can efficiently benchmark and optimize our compounds.

o
Incorporating biomarkers into our preclinical and clinical development. By evaluating a wide range of biomarkers in our preclinical studies and our clinical trials, we can more rapidly determine patient populations that may or may not respond to our candidates. Continuing to use biomarkers in clinical trials potentially allows us to select defined patient populations that may demonstrate a stronger benefit and thereby ultimately increase our probability of success.

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

While we aim to improve our probability of clinical success by utilizing these strategies, any drug development program carries potential safety liabilities and uncertainty and there is no guarantee that any of our candidates will obtain regulatory approval.

•
Leverage our existing relationships, collaborations and experience to efficiently develop and expand our product portfolio. Our team has extensive experience in identifying, discovering, developing and commercializing innovative cancer therapeutics. We are combining this broad oncology expertise with a network of collaborators to further develop our existing pipeline as well as to identify new research and development opportunities. We have established deep collaborations with leaders, with whom we have advisory agreements, at experienced precision medicine cancer centers and research institutions, including Massachusetts General Hospital Cancer Center and University of California, San Francisco, with whom we have sponsored research agreements, Memorial Sloan Kettering Cancer Center and Moores Cancer Center at UCSD. These collaborations allow us to explore the mechanistic understanding of the biology of our targets and sensitivity and resistance to our molecules. We also leverage our relationships of global external partners to advance our pipeline. For example, we have service agreements with academic and industrial partners who contribute highly enabling technologies and services that include: (1) approximately 35-70 medicinal chemists at leading CROs with whom we can modulate utilization based on our needs, (2) bioinformatics support for our translational research efforts, (3) crystallography and biophysical assay platforms to enable structure-based drug discovery, (4) biochemical and cell-based assays to guide lead generation and optimization, and (5) patient-derived organoid and xenograft models to translate our findings to the clinical setting. We use this external network of collaborations and partnerships in many aspects of preclinical development for our pipeline of candidates and anticipate further utilizing them in our clinical development efforts. Additionally, these collaborations and partnerships may allow us to accelerate identification of new opportunities, including new patient populations we may target to understand emerging mechanisms of resistance.

•
Maximize the clinical impact and value of our portfolio. We retain global development and commercialization rights to our pipeline of candidates. We intend to build an integrated precision oncology company that will manage all aspects of product development and commercialization globally. We may seek to develop rational combination therapy strategies among products within our own portfolio, while also maximizing portfolio value through selective co-development and/or commercialization collaborations. Further, we are focused on expanding globally early in clinical development to accelerate enrollment in geographies with high unmet need. Through Kinnjiu, we have the potential to accelerate enrollment of our programs through global clinical trial recruitment as well as retain commercial rights to our programs in People’s Republic of China, Hong Kong, Taiwan and Macau.

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

Research and clinical data suggest that some tumors, while having multiple identifiable genomic alterations, are primarily dependent on an aberrantly activated kinase for their proliferation and survival. Kinases, which are cellular enzymes that regulate the biological activity of proteins through a ubiquitous process known as phosphorylation, represent one of the largest classes of oncogenic drivers when aberrantly mutated or expressed in the cell. Kinase inhibition is a proven approach to fighting cancer and for nearly two decades has addressed an increasing number of oncology indications. Kinases represent the largest class of oncogenic drivers for which many targeted therapy cancer drugs have been successfully developed. Currently-approved kinase inhibitors have demonstrated significant clinical benefit to hundreds of thousands of cancer patients globally. It has been shown that patients with tumors driven by oncogenic kinases can demonstrate rapid and measurable tumor shrinkage when treated with the corresponding kinase inhibitor. Furthermore, while therapeutic benefit can often be significant and durable, tolerability is also frequently improved compared to conventional cancer treatments like chemotherapies. An example of this benefit has been seen when an epidermal growth factor receptor (EGFR) kinase inhibitor is administered to a lung cancer patient with a tumor-bearing activating EGFR kinase mutation. In many cases, such clinical responses and increases in patient tolerability can be dramatic enough to support expedited regulatory approval and commercialization of these targeted therapies.

Despite the advancement of precision medicine in oncology, a significant unmet need remains for the majority of cancer patients for whom no genomically targeted therapies exist or for which a resistance to targeted treatments has evolved. As depicted in Figure 3 below, we estimate that currently only 10% of all patients with advanced or metastatic cancer are eligible for targeted therapeutics, where a defined genomic driver is matched with a currently-approved targeted therapy. Of those patients, up to 50% (5% of all patients) will respond to the therapy (the responders), while the remainder gain no clinical benefit due to intrinsic resistance (the non-responders). Furthermore, among the responders, the majority (conservatively estimated at 50% to 80%) will eventually develop acquired resistance, lose their beneficial response to the therapy and experience disease progression despite continued treatment with the targeted therapy. Therefore, it is estimated that only 2% to 3% of current patients with advanced or metastatic cancer will have durable responses to currently available targeted therapeutics.

Figure 3: Expanding on the Promise of Targeted Oncology Therapies

Limitations of Current Targeted Oncology Therapies

RAF Inhibitors

RAF kinases are a family of proteins that are involved in growth signaling, and include ARAF, BRAF and CRAF. BRAF alterations, which increase signaling, are divided into three classes: alterations where BRAF signals as a monomer (Class I), as a dimer of BRAF molecules (Class II) and as a dimer of BRAF and CRAF molecules (Class III). BRAF alterations occur in approximately 6% of all human cancers but there are only three BRAF targeted kinase inhibitor drugs currently approved by the FDA for use in Class I BRAF mutation-driven cancers: Tafinlar (dabrafenib), Zelboraf (vemurafenib) and Braftovi (encorafenib) are used in mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer and metastatic solid tumors, and Braftovi (encorafenib) is also used in mutated colorectal cancer (CRC). BRAF Class I alterations activate the BRAF kinase as a monomer, an individual protein molecule, not depending on dimerization, which is the binding of two protein molecules, for increased kinase activity. These inhibitors produce objective responses in approximately 50% of melanoma patients, meaning approximately 50% of patients are non-responders. An even higher percentage of CRC, NSCLC and thyroid cancer patients do not respond to targeted therapies.

BRAF Class II and Class III alterations drive many cancers and have been historically more challenging to target. In collaboration with Guardant Health, we conducted a genomic landscape study of patients that had BRAF alterations. Among the nearly 150,000 samples of BRAF alteration-positive cancers, approximately 55% were found to be harboring BRAF Class II and III alterations in over 25 common adult solid tumors, including NSCLC, melanoma, CRC, prostate cancer and breast cancer. Therefore, a significant unmet medical need remains to develop new drugs that can effectively treat cancers driven by BRAF Class II and Class III alterations. Further, in another collaborative study with Tempus Labs looking at over 55,000 patients with tumor biopsies it was determined that patients with NSCLC and BRAF Class II or Class III alterations experienced shorter time to treatment discontinuation in first line and second line of therapy compared to patients with NSCLC and BRAF Class I alterations which is suggestive of inferior treatment outcomes.

FGFR Inhibitors

Genomic alterations in the FGFR gene family occur in approximately 7% of human cancers. Approximately 30% to 35% of patients with UC and ICC whose tumors are driven by FGFR-dependent driver genes will respond to currently-approved FGFR-targeting drugs, such as: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), and Taiho Oncology, Inc.’s Lytgobi (futibatinib). Of the responding patients, the majority only demonstrate partial responses (i.e., partial tumor shrinkage) and the median DoR is only five months for Balversa (erdafitinib) and nine months for Pemazyre (pemigatinib), presenting a substantial need to develop potent and selective next-generation FGFR-targeting agents that can drive deeper responses and longer lasting clinical benefit among responding patients. Most recently, the emergence of mutational resistance in FGFR driver genes in 67% of drug-treated ICC patients who received clinical benefit from an FGFR inhibitor has highlighted the limitation of both currently-approved FGFR-targeting drugs and other clinical stage compounds. While this acquired mutational resistance in FGFR serves to further validate FGFR driver genes as drug targets, it also highlights both the need and the opportunity to develop potent, selective and specific FGFR-targeting agents which target existing mutational resistance and prevent emergence of new resistance mutations.

Our Programs

Our programs include small molecule inhibitors targeting specific classes of BRAF kinase alterations (BRAF Class II and Class III alterations) and RAF-dependent cancers, and specific alterations of FGFR2 and FGFR3 that aim to overcome the genomic resistance that commonly limits the efficacy of existing therapies. We are also advancing other undisclosed small molecule research programs, including a CDK12 inhibitor.

Our RAF Program: Exarafenib

Overview

Our most advanced product candidate is exarafenib, an orally administered, reversible small molecule RAF inhibitor. Exarafenib selectively targets RAF kinases and has demonstrated anti-cancer activity in sensitized cancer models driven by BRAF Class II fusions and BRAF homodimer-dependent indels and BRAF Class III alterations as well as NRAS-mutant melanoma. In our in vivo and in vitro preclinical studies evaluating exarafenib, we observed anti-tumor activity and kinase selectivity. Importantly, exarafenib demonstrated inhibition of RAF dimer signaling while minimizing MAPK paradoxical activation, potentially resulting in a broad therapeutic index.

In May 2021, we initiated a Phase 1 clinical trial for exarafenib (KN-8701) upon FDA clearance of our IND. We began dosing exarafenib in humans in the second half of 2021. KN-8701 is designed primarily to assess the safety and tolerability of exarafenib in patients with advanced or metastatic solid tumors driven by specific classes of BRAF alterations, which are known oncogenic drivers, while also characterizing pharmacological and anti-cancer properties of exarafenib. In January 2022, we announced the addition of patients with NRAS-mutant melanoma, a RAF-dependent cancer, into our ongoing Phase 1 clinical trial, KN-8701. In addition, we initiated a combination portion of KN-8701 with the MEK inhibitor binimetinib in patients with NRAS-mutant melanoma in the second quarter of 2022.

Background

BRAF alterations are found in multiple solid tumor cancer indications, including NSCLC, melanoma, CRC, ovarian cancer and thyroid cancer. BRAF alterations drive tumor growth by activating the MAPK pathway. BRAF alterations can be divided into three classes:

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

Currently-approved RAF inhibitors and many of those in clinical development target BRAF Class I mutations. Unlike currently available treatments that target only BRAF Class I kinase alterations, our RAF program is focused on developing potent and selective RAF kinase inhibitors that can address additional BRAF dimer-dependent Class II and Class III alterations, which represent cancer patient populations not currently treated by existing targeted therapeutics and where it would be a first-line targeted therapy, in addition to covering BRAF Class I alterations and NRAS-mutant melanoma.

Figure 4: Cellular Signaling of The Three Classes of BRAF Alterations in Human Cancers

BRAF alterations occur in approximately 6% of all human cancers, including solid tumors and hematologic malignancies. Currently, all approved RAF inhibitors target Class I mutations. We believe that a significant opportunity remains to develop novel kinase inhibitors that address patients with BRAF Class II and Class III alterations. The RAF market opportunity has grown due to recent advances in genomic profiling, allowing for the identification of BRAF Class II and Class III alterations that had not previously been possible. We believe there are patients with BRAF Class II and Class III alterations in a number of different cancers, including NSCLC, melanoma and CRC, as well as breast cancer, prostate cancer, ovarian cancer and thyroid cancer, among other tumors. As commercially available diagnostic panels covering BRAF Class II and Class III alterations are more widely accessible and adopted, we believe the BRAF market will continue to grow.

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

Additionally, approximately 40-60% of patients are likely to progress on BRAF Class 1 inhibitors, of which about 20% may develop dimer-based resistance (BRAF KD Duplication, BRAF Splice Variants) that may be characterized as BRAF Class II or Class III alterations.

We believe alteration type and tumor type are likely good proxies for how sensitive patient will be to therapy. Figure 5 below illustrates the range of sensitivity to BRAF inhibition in BRAF and NRAS alteration driven cancers. For tumor types like CRC and alterations like Class III there is a higher likelihood of other drivers also being present – decreasing overall dependence on the RAF alteration.

Figure 5: Sensitivity to BRAF Inhibition in BRAF and NRAS Alteration-Driven Cancers

Illustration based on Kinnate pre-clinical data, prior clinical data from other pan-RAF inhibitors and publications

Figure 6 below reflects the estimated prevalence of advanced and metastatic patient populations for indications related to exarafenib in the United States, France, Germany, Spain and Italy (EU4), United Kingdom, Japan and China where noted.

Figure 6: Multiple Potential Commercial Opportunities for Exarafenib; >90K Patients with Potentially Addressable BRAF and NRAS Alterations in Major Markets

Notes: Kinnate calculations of prevalence; reflects approximate prevalence in U.S., EU4, UK, Japan (unless otherwise noted). Class I resistance includes BRAF KD Duplication and BRAF Splice Variants (dimer-based). Class III includes undefined oncogenes.

 (1) 2021 sales of approved MEK/RAF products (Dabrafenib, Vemurafenib, Encorafenib, Trametinib, Cobimetinib, Binimetinib) based on Evaluate Pharma. (2) D.B. Johnson, et al., Acquired BRAF inhibitor resistance, Eur. J. Cancer 51 (18) (2015) 2792-2799. (3) K. Kemper, et al., Phenotype switching: tumor cell plasticity as a resistance mechanism and target for therapy, Cancer Res. 74 (21) (2014) 5937-5941.

Our Opportunity and Solution

The lack of currently available therapies for BRAF Class II and Class III and NRAS kinase mutations presents a substantial need to develop potent inhibitors that can demonstrate inhibition of RAF dimer signaling while minimizing MAPK activation (paradoxical activation) for patients with lung cancer, melanoma and other solid tumors that harbor BRAF Class II and Class III alterations and/or oncogenic NRAS mutations.

Paradoxical activation

The paradoxical activation challenge

Currently-approved RAF inhibitor therapies do not inhibit both molecules in the dimer. Consequently, the non-inhibited molecule in the dimer is activated as depicted in the figure below. Therefore, instead of inhibiting the MAPK signaling pathway, the drug activates signaling, which is referred to as paradoxical activation. This paradoxical activation, which sometimes reaches levels that are significantly higher than the original signal, limits the RAF inhibitor’s efficacy against cancer growth and often causes other unwanted effects such as spurring additional cancer growth in non-cancerous tissues. For example, patients with Class I alterations treated by Zelboraf (vemurafenib) have been shown to develop squamous cell carcinomas (SCCs) and skin hyperplasias (e.g., hyperkeratosis) because this paradoxical activation activates the MAPK signaling pathway in previously normal skin tissue.

Figure 7: Paradoxical Activation Is a Limitation of Approved RAF Kinase Inhibitors

In BRAF Class II alterations, the dimer is asymmetric and the active site of the second BRAF molecule is structurally distinct, making it difficult for current therapies to effectively inhibit RAF dimer dependent signaling. Furthermore, in BRAF Class III alterations, the second molecule of the dimer is often CRAF (see figure above), which emphasizes the requirement to bind and inhibit both BRAF and CRAF for effective signaling inhibition. To effectively block both molecules in these dimers, while avoiding paradoxical activation and maintaining anti-tumor efficacy in patients with BRAF Class II and Class III alterations, a compound needs to have activity across RAF isoforms while maintaining selectivity against other kinases.

Our solution to paradoxical activation

To address paradoxical activation, exarafenib is specifically designed to inhibit both molecules of the dimer simultaneously, regardless of RAF isoform type. By inhibiting both molecules simultaneously, we aim to overcome the challenges created by asymmetric molecules and the subsequent potential for paradoxical activation. We develop candidates using structure-based design and a screen with disease-relevant human cancer cell lines sensitive to paradoxical activation. Enzymatic (biochemical) assays, as opposed to cellular screens, cannot identify compounds that may be effective against both molecules of a dimer because dimer formation does not occur outside of a cellular context. Our approach allows us to develop small molecules that may bind to both sides of the RAF dimer.

Maintaining Target Coverage

The target coverage challenge

An additional factor to address when developing drugs for BRAF Class II or Class III alterations is the requirement to maintain high levels of target coverage between doses. Low drug concentration may trigger paradoxical activation as there may be insufficient coverage to inhibit both molecules of the RAF dimer. Maintaining adequate target coverage at all times is critical to avoid rebound signaling. We believe that other product candidates in development for BRAF Class II or Class III alterations, such as Fore Biotherapeutics’ PLX8394, Genentech / Hanmi Pharmaceutical co. ltd’s belvarafenib (HM95573, RG6185), and Erasca’s naporafenib, possess certain pharmaceutical properties that may have limited their target coverage. As a result, these product candidates have been dosed to high levels and/or combined with other drugs in clinical trials, which has the potential to lead to increased toxicity and treatment complexity, in an attempt to maintain inhibition of the pathway.

Our solution to maintain broad target coverage

Once we identify compounds that can bind to both molecules of the dimer, we focus on optimization of pharmaceutical properties to ensure sufficient coverage to inhibit both molecules of the RAF dimer, ultimately aiming to achieve optimal target coverage. Exarafenib is designed to have enhanced solubility, which has led to improved pharmacokinetic (PK) properties across animal models that result in improved anti-cancer activity. We believe that the pharmaceutical property enhancements of our candidate will afford better patient tolerability and more complete and effective coverage of the intended target. We anticipate this will translate to deeper and more sustained disease control and greater flexibility for rational combination therapy strategies in the future.

Exarafenib

We are focusing our clinical development efforts in BRAF Class II or Class III alteration-driven cancers, as well as NRAS-mutant melanoma, where patients do not respond to existing therapies or have few treatment options currently available to them. We plan to develop exarafenib for the treatment of patients with NSCLC and melanoma subpopulations with BRAF Class II or Class III alterations. These tumor types are especially dependent upon these BRAF alterations, creating promising opportunities to therapeutically target these genomic drivers. We also plan to develop exarafenib for the treatment of patients with NRAS-mutant melanoma and explore treatment of other tumor types.

Preclinical Results

Our preclinical studies of exarafenib have demonstrated tumor regressions in specific cancer models representing our target patient populations that harbor tumors driven by BRAF Class II and Class III alterations where no approved targeted therapy currently exists. Exarafenib has also demonstrated improved pharmaceutical properties and human equivalent dose (HED) predictions compared to certain ongoing clinical development programs. These results support our belief that exarafenib has the potential to demonstrate therapeutic response by addressing challenges related to MAPK paradoxical activation and target coverage. Further, preclinical studies of exarafenib as a single agent, and in combination with binimetinib has shown both in vitro and in vivo activity in NRAS-mutant melanoma, including showing significant tumor regressions at clinically relevant doses of exarafenib and binimetinib. We have conducted 28-day good laboratory practice (GLP) oral toxicology studies for exarafenib using rat and cynomolgus monkey as relevant species for human risk assessment.

We are also developing related backup molecules that we would plan to advance into the clinic only if, following the initiation of clinical trials for exarafenib, we determine such molecules may have a superior safety or efficacy profile.

Based on evaluating more than 300 kinase assays, exarafenib displayed a highly selective kinome profile. These results were determined by radiometric kinase inhibition assays, a preferred standard for evaluating small molecule inhibitors. As depicted in the figure below, in this kinome profiling study, exarafenib substantially inhibited all three RAF kinases (ARAF, BRAF, CRAF) and partially inhibited few other (off-target) kinases. It therefore demonstrated a selective kinase profile relative to other pan-RAF inhibitors.

Figure 8: Selective RAF Kinase Enzymatic Inhibition as Demonstrated By Kinome Profiling of Exarafenib Relative to Erasca’s Naporafenib and Roche/Hanmi’s Belvarafenib

Kinome tree depicting kinase selectivity for exarafenib relative to naporafenib and belvarafenib in internal head-to-head comparisons across 394 kinases in single dose (1000 nM), duplicate measurements in radiometric kinase assay format at Reaction Biology Corp. Percent (%) inhibition is relative to DMSO control. Kinases with >50% inhibition are shown with circle size indicating the relative potency. Kinome tree graphic was generated using CORAL (http://phanstiel-lab.med.unc.edu/CORAL/).

We performed additional studies to characterize the kinase inhibitory activity of exarafenib on kinases that were inhibited in the kinome profiling studies. As depicted in the table below, we measured the inhibitory activity of exarafenib on selected kinases typically inhibited by the RAF inhibitor class by utilizing an enzymatic (biochemical) assay. The drug concentrations that inhibited 50% of kinase activity are presented in nanomolar (nM) concentrations. We observed a highly selective kinome profile for exarafenib with greater than 867X inhibitory activity against RAF family kinases compared to the other notable off-target kinases, an exception is DDR1 (more than 15X higher IC50 than BRAF), which has a highly similar active site.

Figure 9: Inhibitory Concentrations 50% (IC50s) Determined from Dose-Response Inhibition Curves of Kinases Inhibited in the Kinome Profiling

The selectivity of exarafenib was evaluated by comparing the inhibitory activity against ARAF, BRAF, and CRAF to off-target kinases discovered in the kinome profiling that was performed at a compound concentration of 1000 nM. Radiometric kinase assays were run at Km ATP concentration with compounds starting at 3000 nM. The half-maximal inhibitory concentrations (IC50) were determined using a four-parameter fit model from a 10-point dose response curve performed with 3 replicates at each drug concentration and are presented in nM concentrations. Common BRAF inhibitor off-targets (EPHA2, KDR, LCK, and SRC) are represented as greater than the top drug concentration tested (> 3000 nM).

As shown in the table below, exarafenib exhibited activity against BRAF Class II and Class III mutations in cellular settings as measured by inhibition of pathway signaling. In these studies, we utilized phosphorylation of extra-cellular signal-regulated kinase (ERK) as a sensitive measure of MAPK signaling inhibition. With exarafenib we observed much lower MAPK pathway inhibition in cells expressing WT BRAF as exemplified by the NCI-H358, CHL-1 and BJ normal fibroblast cells. Naporafenib and belvarafenib, development stage type II pan-RAF inhibitors, demonstrate similar profiles to exarafenib with greatest potencies in BRAF Class II and Class III mutant cells. In contrast, a representative MEK inhibitor, Mektovi (binimetinib), demonstrated inhibition across all evaluated cellular settings including BRAF WT relative to MEK inhibition. We believe this selectivity of BRAF mutant versus BRAF WT is a differentiator and advantage of exarafenib by avoiding pathway inhibition in normal cells.

Figure 10: Half Maximal Effective Concentrations 50% (EC50s) of MAPK Signaling as Determined from Dose-Response Inhibition of Phosphorylation of ERK (Perk) in the Indicated Human Cancer Cell Lines

Cellular inhibitory activity for exarafenib compared to binimetinib, naporafenib and belvarafenib. More potent inhibition is reflected by a lower EC50 number presented in nM concentration. Cells were treated with the indicated compounds for 1 hour and pERK was measured in cell lysates using a homogenous time-resolved fluorescence assay. The compounds were run in 10-point, 3-fold serial dilution response starting at 10,000 nM to determine EC50 using a 4-parameter fit model. All samples were run in triplicate and represent an average of 3 or more independent experiments.

Enhancement of pharmaceutical properties was a major priority for our RAF inhibitor designs as traditional RAF inhibitors, both currently approved and in clinical development, have suffered from poor pharmaceutical properties including aqueous solubility. High aqueous solubility improves drug absorption, which enhances our ability to achieve greater target coverage in vivo. By modifying structural features that improve aqueous solubility while maintaining potency of RAF inhibition, we identified exarafenib which demonstrated an aqueous solubility greater than 100 micromolar (uM) at pH 4.5 and greater than 300 uM at pH 2.0. These are substantially improved aqueous solubilities as compared to naporafenib and belvarafenib, as shown in the table below. Further, exarafenib has shown greater than seven-fold more plasma free fraction (i.e., unbound drug) than naporafenib and belvarafenib. These improved pharmaceutical properties of exarafenib and increased drug exposure all enhance the likelihood that exarafenib may achieve greater target coverage in the clinical setting, which we anticipate may lead to enhanced anti-tumor activity.

Figure 11: Higher Human Plasma Free Fraction and Increased Aqueous Solubility Seen

 Exarafenib displayed higher human plasma protein binding free fraction and improved pH-dependent solubility as compared to naporafenib and belvarafenib in internal head-to-head comparisons.

Tumor regressions in internal head-to-head preclinical studies for exarafenib

Daily dosing of exarafenib was well tolerated in athymic nude mice bearing A375 (BRAF Class I mutation), BxPC-3 (BRAF Class II mutation) or WM3629 (BRAF Class III mutation) human tumor cell xenografts in doses up to 60 mg/kg/day. As shown in Figure 12, all three tumor models demonstrated tumor growth inhibition, as measured by mean tumor volume, at a dose of 60 mg/kg/day. For comparison, we treated cohorts of tumor-bearing animals with 200 mg/kg/day of naporafenib leading to similar inhibitory activity to 60 mg/kg of exarafenib. This 200 mg/kg/day dose of naporafenib represents more than a four-fold increased free drug exposure relative to the highest clinical dose (600 mg BID).

Figure 12: Anti-Tumor Activity in BRAF Class I (Left), Class II (Middle), and Class III (Right) Driven Cancer Models in Response to Exarafenib

 Tumor growth inhibition of A375 BRAFV600E melanoma (BRAF Class I), BxPC-3 indel ΔNVTAP pancreatic cancer (Class II), and WM3629 BRAFD594G/NRASG12D melanoma (Class III) xenografts in athymic nude mice. Exarafenib or naporafenib or vehicle control dosing was initiated when tumors reached >200 mm3 after tumor inoculation and was performed by oral administration once a day. Groups consisted of n=9 mice and represent the average of tumor measurements +/- standard error of the mean (SEM). The 60mg/kg dose of exarafenib reflects the freebase formulation.

PD Studies and Paradoxical Activation

In these studies, we measured phosphorylated ERK (pERK) as a sensitive marker of MAPK signaling in human WM3629 cancer cell line xenografts (BRAF Class III mutation) that were recovered from tumor-bearing mice after they had received a single dose of exarafenib. As depicted in the figure below, a single 60 mg/kg dose demonstrated inhibition of ERK phosphorylation within 1 hour of treatment which was maintained through 7 hours post-treatment, while ERK phosphorylation partially recovered by 24 hours and returned to pre-treatment levels (100% of the control or baseline value) by 48 hours after treatment. Treatment with a single dose of naporafenib at 200 mg/kg led to paradoxical activation of ERK phosphorylation to levels above 400% at 48 hours post-treatment, as depicted by the area shaded in red above 100% in the figure on the left below. In contrast, as depicted in the figure on the right below, exarafenib did not demonstrate significant paradoxical activation in these studies in BRAF Class III mutant tumors.

Figure 13: Inhibition of RAF Kinase Activity in WM3629 BRAF Class III Mutant Tumors In Vivo

Inhibition of MAPK pathway signaling after treatment with naporafenib at 200 mg/kg (left) or exarafenib at 60 mg/kg (right) in WM3629 BRAFD594G/NRASG12D melanoma xenografts (BRAF Class III model) in athymic nude mice. All dosing performed by oral administration with n=3 tumors / time point. Tumors were measured for phosphorylated ERK (pERK) and represented as the average +/- SEM. C = control pERK levels from untreated tumors that serve as the reference for drug-treated tumor samples.

Exarafenib is designed to and has demonstrated the ability in preclinical studies to:

•	inhibit RAF across both sides of the RAF dimer, which enables populations beyond BRAF Class I alterations to be targeted;

•	enable large drug exposures in vivo for BRAF mutant target coverage while avoiding paradoxical activation; and

•	target BRAF Class II and Class III alterations, which has been enabled by technological advances and increased access to genomic profiling.

To support translation of exarafenib into biomarker-defined clinical trials, we have established research programs with Massachusetts General Hospital Cancer Center and University of California, San Francisco. These programs evaluate exarafenib in BRAF Class II alterations and in patient-derived xenograft models of BRAF Class II and Class III alterations. Outcomes are focused on supporting PK and PD relationships in clinically relevant models of BRAF Class II and Class III alterations.

We have completed a 28-day GLP toxicology study in rats and a 28-day GLP toxicology study in cynomolgus monkeys that together define the anticipated first-in-human dose for exarafenib. All drug dose levels were well tolerated with no exposure-associated mortality, adverse clinical pathology observations, or substantive changes in vital measurements following completion of 28 days of dosing in both species. We believe exarafenib has a favorable therapeutic index as these GLP toxicology results demonstrated that the drug was well tolerated at levels that have shown anti-tumor activity in our other preclinical studies.

NRAS-mutant Melanoma Preclinical Proof of Concept

Exarafenib, as a single agent, and in combination with binimetinib, a MEK inhibitor, has shown activity in NRAS-mutant melanoma in preclinical studies. In vitro data indicates meaningful and synergistic combination benefit of exarafenib with binimetinib in NRAS-mutant melanoma cells. In in vivo xenograft models of NRAS-mutant melanoma, treatment with exarafenib in combination with binimetinib was well tolerated and resulted in significant tumor growth inhibition, including tumor regressions at clinically relevant twice-daily (BID) doses of exarafenib and binimetinib, respectively.

Figure 14: Anti-tumor activity in NRAS-mutant melanoma driven cancer models (NRAS Q61R, BRAF WT) of exarafenib and binimetinib.

Tumor growth inhibition of SK-MEL-2 melanoma (NRAS_Q61R, BRAF WT)) xenografts in athymic nude mice. Either vehicle, exarafenib, binimetinib, or a combination of exarafenib plus binimetinib dosing was initiated when tumors reached >250 mm3 after tumor inoculation and was performed by oral administration twice a day (BID). Groups consisted of n=9 mice and represent the average of tumor measurements +/- standard error of the mean (SEM).

Clinical Development Plan: KN-8701

KN-8701 is designed as follows:

•
Part A1: Dose Escalation (Monotherapy): Patients with advanced or metastatic solid tumors bearing any BRAF Class I, Class II or Class III alteration (including NSCLC, melanoma, and other solid tumors) or NRAS-mutant melanoma will be enrolled in cohorts of 1 to 3 patients (modified 3+3 design) each to receive oral exarafenib monotherapy for up to 40 patients.

•
Part A2: Dose Escalation (Combination with Binimetinib): Patients, including those with advanced or metastatic NRAS-mutant melanoma will be enrolled in cohorts of 3 patients (3+3 design) each to receive oral exarafenib in combination with binimetinib for up to approximately 36 patients.

•
Part B: Dose Expansion: Patients with BRAF-altered cancers including lung cancer, melanoma and other solid tumors will be enrolled in one of a number of cohorts defined by cancer type or BRAF alteration of up to 20-30 patients per cohort to receive oral exarafenib as a single anti-cancer agent.

The objectives of this clinical trial are to (1) assess the safety and tolerability of exarafenib when administered to cancer patients, (2) understand the relationship between dose and schedule of drug with PK, PD, and changes in tumor-associated biomarkers, (3) determine a recommended Phase 2 dose and schedule, and (4) gain an initial understanding of single agent anti-cancer efficacy in defined cancer patient populations. Our primary efficacy measures include objective measures of tumor response using RECIST v1.1, including number of responding patients, response rate, depth of response and DoR, utilizing standardized tumor imaging assessments at pre-specified intervals. The figure below illustrates our current clinical development plan for KN-8701.

Figure 15: Clinical Development Plan for Exarafenib in Patients with BRAF-Altered Advanced Solid Tumors and NRAS Mutant Melanoma

In both Parts A and B, we leverage CLIA-compliant local tumor tissue or blood-based genomic profiling, such as MSK-IMPACT profiling, at Memorial Sloan Kettering Cancer Center, or tumor tissue or blood-based genomic analysis performed at a central commercial laboratory, such as Foundation Medicine, Inc., for detection and inclusion of patients with specific BRAF alteration-driven cancers or NRAS-mutant melanoma in KN-8701. We also biobank tumor tissue and blood specimens for central retrospective analysis which we believe will enable the assessment of primary genomic alterations and other exploratory analyses. The Phase 1 KN-8701 clinical trial is active at multiple sites globally. This clinical trial is designed to enroll a total of approximately 155 patients. Based on the totality of clinical data from KN-8701 and predicated upon an acceptable safety and tolerability profile and a strong positive efficacy signal, we then expect to engage with the FDA and other regulatory authorities to plan one or more Phase 2 potentially registration-enabling clinical trials in the United States and potentially other geographies. Where possible, we will explore applicable regulatory strategies pursued by other targeted therapy companies, for example orphan drug designation, Breakthrough Therapy, Fast Track designation, Priority Review and/or Accelerated Approval.

Growing Our RAF Franchise

Beyond development of exarafenib, we continue activities on chemotypes that are differentiated from exarafenib. Additionally, we are investigating potential next-generation candidates with the possibility of expanding the therapeutic index and enabling further precision medicine strategies. For example, we may target RAF 1 (CRAF protein) gene fusions that are known drivers in primary central nervous system (CNS) tumors, which remains a substantial unmet need. These programs are currently in preclinical research and we intend to develop them for future precision oncology clinical trials.

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

Background

Aberrations in FGFR signaling are an emerging opportunity for targeted therapy across multiple types of cancer, particularly UC and ICC and also gastric and breast cancers. Currently-approved FGFR inhibitors have demonstrated clinical benefit, but response rates and DoR are limited. For FDA-approved FGFR targeted drugs Balversa (erdafitinib), Pemazyre (pemigatinib), and Taiho Oncology Inc.’s, Lytgobi (futibatinib), , the response rate is approximately up to 40% among UC and ICC patients whose tumors are driven by FGFR-dependent driver genes. Further, the vast majority of those responding patients only demonstrate partial responses (i.e., partial tumor shrinkage) and the median DoR is only five months for Balversa (erdafitinib) and 9-10 months for Pemazyre (pemigatinib) and Lytgobi (futibatinib) These resistance profiles are often caused by gatekeeper and molecular brake variants that emerge within the FGFR driver gene. The figure below shows the sensitivity and resistance of various oncogenic FGFR2 and FGFR3 indels and fusion genes. This lack of a response for most patients and short DoR for others presents a substantial need to develop potent and selective next-generation FGFR-targeting agents that can drive deeper and longer-lasting clinical benefit among responding patients.

First-generation inhibitors including Balversa (erdafitinib), Pemazyre (pemigatinib) and Lytgobi (futibatinib),  and our next-generation FGFR-targeting small molecules currently in development, effectively target non drug-resistant FGFR2 and FGFR3 driver genes. Among these, we believe only KIN-3248 has been shown in preclinical studies to effectively inhibit the full spectrum of clinically-described and predicted resistance mutations in FGFR cancer driver genes.

Figure 16: Kinnate’s FGFR Inhibitors Retain Activity Against Common FGFR2 and FGFR3 Resistance Mutations

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

Oncogenic FGFR2 gene fusions have been observed in 10% to 16% of patients with ICC, while oncogenic FGFR3 alterations are estimated to be found in approximately 15% to 20% of patients with UC. Given these populations and the significant percentage of patients who develop resistance to currently-approved FGFR inhibitors, we believe there is a significant commercial opportunity to develop a next-generation FGFR inhibitor that will effectively cover the initial fusions or alterations and the common resistance alleles that may eventually develop.

Figure 17: Biomarker Prevalence of FGFR2/3 Alterations by Tumor Type

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

Resistance Mutations

The challenge of resistance mutations

Most recently, the emergence of resistance mutations in FGFR driver genes (at or even prior to the emergence of clinical progression or relapse in drug-treated patients) has highlighted the limitation of both currently-approved FGFR-targeting drugs and other clinical stage compounds. While this acquired mutational resistance in FGFR serves to further validate FGFR driver genes as drug targets, it also highlights both the need and the opportunity to develop potent, selective, and specific FGFR-targeting agents that target existing mutational resistance and prevent emergence of new resistance mutations.

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

Our solution to resistance mutations

We believe that selectively targeting the initial oncogenic alteration in addition to acquired gatekeeper and/or molecular brake alterations has the potential to overcome the challenges presented by resistance mutations. To improve DoR, our next-generation FGFR inhibitors, which are currently in development, target acquired resistance mutations identified in patients treated with FGFR targeted therapies. We are seeking to develop product candidates to inhibit the initial alteration or fusion in addition to the gatekeeper and molecular brake resistance mutations. Specifically, we have designed our candidates to address mutations, such as gatekeeper and molecular brake mutations, which we believe to be the most common acquired resistance mutations.

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

FGFR1, FGFR2, and FGFR3 alterations are predominantly found in different tumor types. FGFR2 alterations are known oncogenic drivers in ICC and FGFR3 alterations are known oncogenic drivers in urothelial tumors. In addition, evidence suggests that FGFR1 alterations exist in breast cancer and may be oncogenic drivers. Therefore, a drug that broadly inhibits FGFR isoforms may be effective across multiple tumor types. In addition to covering broad FGFR isoforms, there is an opportunity to cover other potential escape routes by providing coverage of FGFR indels and single nucleotide variants (SNVs) beyond the fusions targeted by currently-approved therapies. Coverage across both the intrinsic and acquired resistance mechanisms may translate into more durable DoR, displacing existing FGFR2 and FGFR3 targeting drugs.

Our FGFR Program: KIN-3248

Our FGFR candidate, KIN-3248, is a covalent (irreversible) kinase inhibitor, designed to address clinically-observed mutations in FGFR2 and FGFR3 that drive resistance to current therapies. We are evaluating KIN-3248 for the treatment of patients with ICC and UC and may expand into other FGFR-driven solid tumors, such as breast cancer.

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

Preclinical Results

Based on evaluating more than 300 kinase assays, KIN-3248 displayed a highly selective kinome profile. As depicted in the figure below, in this kinome profiling study, KIN-3248 substantially inhibited (> 90% kinase inhibition) three FGFR kinases (FGFR2, FGFR3, and FGFR4) and partially inhibited a few other (off-target) kinases including TNK1 and STK10. By comparison, the FDA-approved FGFR2/3 inhibitor erdafitinib (Balversa) inhibited the FGFR family of kinases but demonstrated off-target inhibition of several receptor tyrosine kinases (e.g., KDR, PDGFRalpha, KIT, CSF1R, DDR1, DDR2) that are known to be common off-targets for FGFR inhibitors. Therefore, KIN-3248 demonstrated an improved kinase selectivity profile relative to erdafitinib.

Figure 18: Selective FGFR Family Kinase Enzymatic Inhibition as Demonstrated by Kinome Profiling of KIN-3248 Compared to Erdafitinib

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

As shown in the table below, initial preclinical study results for our FGFR inhibitor candidate, KIN-3248, showed improved inhibition of the gatekeeper mutations (FGFR2 V565F and FGFR3 V555M) when compared to FDA-approved FGFR inhibitors, Balversa (erdafitinib), Pemazyre (pemigatinib), and Lytgobi (futibatinib), in enzymatic assays.

Figure 19: Biochemical Inhibition of WT FGFR1, FGFR2, and FGFR3 and Selected FGFR2 and FGFR3 Resistance Mutations by Indicated FGFR-targeting Reference Compounds and KIN-3248

Enzymatic inhibitory activity of KIN-3248 against FGFR family kinases and common resistance mutations compared to Balversa (erdafitinib), Pemazyre (pemigatinib) and Lytgobi (futibatinib) in internal head-to-head comparisons. Biochemical activity is measured by a shift in electrophoretic mobility of a peptide substrate upon phosphorylation with the designated FGFR kinase. The potency of kinase inhibition is presented as the concentration of specified compound that inhibited 50% of the maximum kinase activity (IC50). Kinase inhibition assays were performed at 100 uM ATP concentration with no pre-incubation of the compounds with the kinase. In the lower section of the table, the relative inhibitory activity of the specified compound toward mutant versus respective WT kinase is displayed as fold differences in IC50 values. Ratios <10X (as highlighted by green text for KIN-3248) represent retained activity of either the resistance mutation or corresponding WT kinase. Ratios >10X (as highlighted by red text) represent a substantial loss of activity against the indicated resistance mutation compared to the corresponding WT kinase.

KIN-3248 similarly demonstrated inhibition of cell viability in patient-derived CCLP-1 cholangiocarcinoma cells engineered to express either unmutated FGFR2 gene fusions (WT) or comparable gene fusions that harbor secondary resistance mutations (e.g., V565F and N550K). Other FGFR-targeting compounds were assayed in the same studies and displayed significantly less inhibition of specific mutant FGFR2 alleles. For example, Pemazyre (pemigatinib) and Lytgobi (futibatinib) had EC50 values for the FGFR2 V565F mutation that were more than 6,000 nM and 129 nM, respectively. For example, Pemazyre (pemigatinib) and Lytgobi (futibatinib) had fold-difference in EC50 values for the FGFR2 V565F mutation relative to WT that were >1000x and >300x, respectively. This compares to 1.5x for KIN-3248. Fold-difference in EC50 values for specific FGFR2 mutant alleles compared to WT are presented in the figure / heatmap below (left panel).

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

Figure 20: Cellular Inhibition of Primary Oncogenic FGFR2 Fusions (WT) and Selected Secondary FGFR2 Resistance Mutations in CCLP-1 and ICC 13-7 Patient-Derived Cholangiocarcinoma Cell Lines by KIN-3248and Other FGFR-Targeting Reference Compounds

The cellular activity of KIN-3248 compared to Pemazyre (pemigatinib) and Lytgobi (futibatinib), was evaluated in patient-derived FGFR2 fusion-positive cholangiocarcinoma cell lines, CCLP-1 and ICC13-7, engineered to express selected secondary FGFR2 resistance mutations. Inhibition of cell viability was measured by MTT assay following 3 or 10 days of treatment in multiple independent experiments. EC50 values were calculated using a dose-response regression curve fitting utilizing a 4-parameter analytical method. Relative inhibitory activity of the specified compound toward mutant versus WT FGFR2 kinase is displayed as fold differences in EC50 values (left panel). To evaluate clonal outgrowth (right panel), FGFR2 mutants were pooled and treated with KIN-3248 or the indicated FGFR inhibitors for 2 weeks. Clonal prevalence at the start and end of treatment was determined by droplet digital PCR and presented as relative mutant allele frequency. Data for RLY-4008 excerpted from Relay Therapeutics’ public filings.

Figure 21: Cellular Inhibition of Primary Oncogenic FGFR3 Fusion (WT) and Selected Secondary FGFR3 Resistance Mutations in RT-112 Human Bladder Cancer Cell Line by KIN-3248 and Other FGFR-Targeting Reference Compounds
The cellular activity of KIN-3248 compared to Pemazyre (pemigatinib), Balversa (erdafitinib), infigratinib, Lytgobi (futibatinib)was evaluated in a human FGFR3 fusion-positive bladder cancer cell line, RT-112, engineered to express selected secondary FGFR3 resistance mutations. Inhibition of cell viability was measured following 5 days of treatment in multiple independent experiments. EC50 values were calculated using a dose-response regression curve fitting utilizing a 4-parameter analytical method. Relative inhibitory activity of the specified compound toward mutant versus WT FGFR3 kinase is displayed as fold differences in EC50 values.

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

Figure 22: Anti-tumor Activity in FGFR2 Amplified / Fusion + Gastric Cancer and FGFR3 Fusion+ Urothelial Cancer

 Tumor growth inhibition of SNU-16 gastric cancer (FGFR2 amplified and FGFR2-PDHX+) and RT-112 bladder cancer (FGFR3-TACC3+) xenografts in athymic nude mice. KIN-3248 or vehicle control dosing was initiated when tumors reached >200 mm3 and was performed by oral administration once a day. Groups consisted of n=9 mice and represent the average tumor volume +/- standard error of the mean (SEM).

Figure 23: Anti-tumor Activity of KIN-3248 Human Cancer Cell Line- and Patient-Derived Xenograft Models with FGFR2 Kinase Domain Resistance Mutations

The anti-tumor activity of KIN-3248 was next evaluated in cancer cell line (CDX)- and patient-derived (PDX) tumor xenograft models with FGFR2 resistance mutations. Treatment with KIN-3248 at 15 mg/kg/day led to 72%, 116%, and 102% tumor growth inhibition and regressions in models harboring M538I / M539L (activation loop), V565L (gatekeeper), and N550K (molecular brake) mutations associated with clinical resistance to FGFR inhibitors. In contrast, Pemazyre (pemigatinib) and Lytgobi (futibatinib) displayed a lack of or limited efficacy against these FGFR2 resistance mutations.

Tumor growth inhibition of a cholangiocarcinoma patient-derived xenograft, or PDX (FGFR2-CBX5 and M538I / M539L+), gastric cancer PDX (FGFR2 amplified and V565L+) and endometrial cell-derived xenograft (FGFR2 N550K+) in nude mice. KIN-3248, Pemazyre (pemigatinib, Lytgobi (futibatinib)or vehicle control dosing was initiated when tumors reached >200 mm3 and was performed by oral administration once a day. Groups consisted of n=6-12 mice and represent the average tumor volume +/- standard error of the mean (SEM).

The currently-approved FGFR inhibitors bind to the kinase active site in a reversible binding mode. By modifying small molecules with a reactive chemical warhead that irreversibly (covalently) reacts with a specific cysteine amino acid found in the active site of the kinase, we believe that FGFR inhibitors can achieve enhanced selectivity and potency across clinically-relevant secondary resistance mutations, including those that have been observed among Lytgobi (futibatinib)-treated patients.

Examples of approved kinase inhibitors that employ this irreversible binding mode include Imbruvica (ibrutinib) and Tagrisso (osimertinib), each of which covalently reacts with a specific cysteine found in the active sites of BTK and EGFR kinases, respectively. Similar to osimertinib’s irreversible binding to EGFR while maintaining activity against T790M gatekeeper mutations, our designs enable an irreversible interaction with the cysteine in the FGFR1, FGFR2, and FGFR3 kinase active site, while avoiding the hindrance of binding by gatekeeper mutations that was observed with Lytgobi (futibatinib).

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

Clinical Development Plan: KN-4802

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

The objectives of this clinical trial are to (1) assess the safety and tolerability of KIN-3248 when administered to cancer patients, (2) understand the relationship between dose and schedule of drug with PK, PD and changes in tumor-associated biomarkers, (3) determine a recommended Phase 2 dose and schedule, and (4) gain an initial understanding of single agent anti-cancer efficacy in defined cancer patient cohorts. Our primary efficacy measures include objective measures of tumor response using RECIST v1.1, including number of responding patients, response rate, depth of response and DoR, utilizing standardized tumor imaging assessments at pre-specified intervals. The figure below illustrates our current clinical development plan.

Figure 24: Clinical Development Plan for KIN-3248 in Patients with FGFR2- and/or FGFR3-driven Advanced Solid Tumors

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

Additional Research Programs

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

Figure 25: Therapeutic CDK12 Inhibition Sensitizes Cancer Cells to Existing Cancer Therapies Through Two Distinct Mechanisms Which Operate in Parallel.

 (Left) CDK12 inhibition significantly reduces expression of DDR genes through its selective impact on transcription of long genes, many of which encode regulators of the DNA damage pathway. This inhibition leads to dramatic sensitization of cancer cells to DNA damaging chemotherapy and PARP inhibitors (PARPi). (Right) CDK12 inhibition is expected to produce large tandem duplications in cellular DNA that express neoantigens that are subsequently presented on the cell surface. We expect that expression of these neoantigens provides a unique opportunity to synergize with immune checkpoint inhibitors (ICIs) to produce an enhanced anti-tumor immune response.

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

Our goal is to limit the expression of DDR genes including BRCA1 and BRCA2, among other DDR genes, to shift DDR-proficient tumors into a sensitized DDR-deficient state. This would enable a synthetic lethality approach in DDR-proficient tumors via combination therapy with currently-approved PARP inhibitors.

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

Figure 26: Selective CDK12 Kinase Enzymatic Inhibition as Demonstrated by Kinome Profiling of KIN004

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

Figure 27: Inhibitory Concentrations 50% (IC50s) Determined from Dose-Response Inhibition Curves of Kinases Inhibited In the Kinome Profiling

 KIN004 follow-up 10-point dose response kinase assays demonstrated selective CDK12 inhibition compared to highly homologous CDK2, CDK7, and CDK9 family members. Results in the table represent IC50 averages (from curves fitted with a 4-parameter analysis) of greater than 3 independent experiments for CDK7, CDK9, and CDK12, and 2 independent experiments for CDK2 performed at Reaction Biology Europe GmbH. All radiometric assays were performed for 30 minutes with an optimal ATP concentration for the respective kinase.

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

Figure 28: Anti-tumor Activity of KIN004 in DDR-proficient Breast and Ovarian Tumors In Vivo

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

Figure 29: CDK12 Inhibition Downregulated DDR Gene Expression In Vivo in Breast Tumors

Biomarker of
CDK12 Activity
% Vehicle (Ratio pS2/t-RNA pol II)
150
100
50
0
0.5
6
24
0.5
6
24
Time (h)
DDR Gene Expression
Gene Expression - BRCA1
Gene Expression - BRCA2
Control
Gene Expression
Gene Expression - MCL1
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

For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas. Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer, and unresectable and metastatic solid tumors, and Braftovi (encorafenib) is also used in mutated CRC. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as naporafenib and belvarafenib (HM95573, RG6185) are designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing paradoxical activation and are in Phase 1 or Phase 2 clinical trials with Erasca and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB-3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

For our FGFR program, FDA-approved FGFR inhibitors include: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s, a Johnson & Johnson company, Balversa (erdafitinib), and Taiho Oncology, Inc.’s, an Otsuka Holdings Co., Ltd. company, Lytgobi (futibatinib). There are also a number of programs that are in development, including Relay Therapeutics, Inc.’s FGFR2-specific candidate, RLY-4008, Tyra Biosciences, Inc.’s FGFR3-specific candidate, TYRA-300, and Loxo Oncology at Lilly’s FGFR3-specific candidate, LOXO-435.

Our Scientific Collaborations

To help advance our programs, we are working with Massachusetts General Hospital Cancer Center and University of California, San Francisco, leading clinical research institutions, and plan to enter into additional collaborations. Each of these collaborations is (or will be) focused on translational strategies to support the clinical study of our new therapy candidates. For example, we are working with these research organizations to:

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

We have also established collaborations through service agreements with global contract manufacturing organizations (CMOs) and CROs, under which we utilize contracted professionals  to provide scale and expertise in areas including, among others, research chemistry, chemical manufacturing, biology, pharmacology and toxicology, and clinical studies.

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

Our patent portfolio consists of issued patents and pending patent applications that we own related to our small molecule kinase inhibitor programs, including our RAF, FGFR and CDK12 programs. In total, we own eight issued United States patents, 14 pending United States patent applications, 14 international patent applications filed under the Patent Cooperation Treaty (PCT application) and 116 pending patent applications in various markets outside of the United States, including Europe, China and Japan.

For exarafenib, we own one issued United States patent, one pending United States patent application, two international patent applications filed under the Patent Cooperation Treaty (PCT application) and 25 pending patent applications in various markets outside of the United States, including Europe, China and Japan, with claims covering exarafenib as composition of matter, pharmaceutical compositions, and related methods of use. The issued United States patent covers exarafenib as composition of matter and pharmaceutical compositions and is expected to expire in October 2040, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to exarafenib are expected to expire between October 2040 and April 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

For KIN-3248, we own one issued United States patent, one pending United States patent application, two international patent applications filed under the Patent Cooperation Treaty (PCT application) and 23 pending patent applications in various markets outside of the United States, including Europe, China and Japan, with claims covering KIN-3248 as composition of matter, pharmaceutical compositions, and related methods of use. The issued United States patent covers KIN-3248 as composition of matter and pharmaceutical compositions and is expected to expire in June 2041, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications related to KIN-3248 are expected to expire between June 2041 and December 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

For KIN004, we own two issued United States patents, one pending United States patent application, and 29 pending patent applications in various markets outside of the United States, including Europe, China and Japan. The issued United States patent covers KIN004 as composition of matter and pharmaceutical compositions and is expected to expire in June 2039, absent any patent term extensions for regulatory delay. Any patents that may issue from our pending patent applications are expected to expire between June 2039 and December 2040, absent any patent term adjustments or patent term extensions for regulatory delay.

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

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for patent applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. The term of United States patents may be extended by delays encountered during prosecution that are caused by the USPTO, also known as patent term adjustment. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

To date, we have obtained for our product candidates active pharmaceutical ingredients (API) from Patheon API Services, Inc. and Shanghai STA Pharmaceutical Co. and drug product from Serán BioScience, Inc., Patheon, Inc., and BioDuro LLC, some of whom we currently rely on as single-source contract manufacturing organizations (CMOs).

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

Our product candidates are considered small molecule drugs and must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;

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

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events, which support subsequent clinical testing, and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature, plans for clinical studies and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.  Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an institutional review board (IRB) for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use and its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a clinical trial may move forward at designated check-points based on access to certain data from the clinical trial.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID-19 or other public health concerns. Since March 2020, the FDA has issued various COVID-19 related documents, including guidance on conducting clinical trials during the pandemic, Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023; however, the full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that orphan-drug exclusivity for Catalyst’s drug blocked FDA approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan- designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. The FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market clinical trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently-approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened.

FDA Regulation of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the clinical trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by the FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if the FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the clinical trial is to be conducted by two distinct bodies: the National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Corporate Responsibility

Overview

We believe it is our responsibility and duty to patients to utilize and expand our drug discovery capabilities and to create a broad portfolio of targeted oncology product candidates.

In 2022, we examined our environmental, social and governance (ESG) practices and with support from senior management and cross-functional contributions by human resources, legal department and investor relations/corporate communications personnel, we are advancing our efforts to mitigate relevant ESG risks appropriate for a company of our stage and size. Our board of directors and executive management team oversee our overall strategy, risk management and corporate governance and sustainability.

Social

We are committed to driving social impact through our product candidate pipeline and operating in a way that is respectful and inclusive of all stakeholders. As a clinical-stage precision oncology company, our product candidates have not achieved marketing authorizations in any global geography. In 2022, we spent $88.2 million on research and development activities—a 31% increase over 2021. We currently have two programs in the clinic and multiple undisclosed programs in research stage.

We believe our two clinical product candidates, exarafenib and KIN-3248, could help over 100,000 patients and their caregivers. For example, for exarafenib, patients with BRAF Class II or Class III alterations have no approved targeted therapy treatment options today and for KIN-3248, patients who have been treated with first-generation FGFR inhibitors often develop resistance to treatment, which shortens their duration of response. We estimate that each month of life extension for patients could lead to a risk-adjusted lifetime value for all patients of over $1 billion from both programs. Further, caregivers of patients with cancer typically need to significantly change their lives to provide care, which can lead to increased psychological morbidity and economic burden. Approximately 50% of caregivers experience severe decline of quality of life. Providing new treatment options for patients who are currently underserved could improve caregivers’ quality of life.

Below are additional examples that demonstrate our commitment to social impact.

Drug Safety & Quality

The safety of patients in our clinical trials is a company-wide focus. We conduct ongoing assessments of the safety risk profile of our product candidates throughout all stages of development.

•
Before entering clinical trials, our product candidates are subjected to preclinical testing to evaluate their potential for therapeutic benefit in humans. Preclinical tests include laboratory evaluations of product chemistry, stability, and formulation, as well as animal studies to assess the potential toxicity and biological activity. We are committed to the ethical use of animals in preclinical testing. Animal studies are carefully reviewed by an Institutional Animal Care and Use Committee (IACUC), which is charged with ensuring that a proposed preclinical study is essential. IACUC review is required by U.S. federal and state laws. Additionally, we adhere to the principles of the "Three Rs"—Replacement, Reduction and Refinement—the ethical principles that are embedded in the conduct of animal-based science.  Replacement refers to technologies or approaches that directly replace or avoid the use of animals in studies where they would otherwise have been used.  Reduction refers to methods that minimize the number of animals used per study consistent with scientific aims. Refinement refers to methods that minimize the pain, suffering, distress or lasting harm that may be experienced by research animals, and which improve their welfare.

•
Potential safety concerns are communicated to researchers, participants and regulators in compliance with FDA, EU and other global regulations and global industry Good Vigilance Practice (GVP). All pharmacovigilance activities are conducted under internal standard operating procedures or those of our contracted partners. All relevant staff undertake training on pharmacovigilance processes. We also monitor the quality of the safety work done by our partners and confirm adherence to regulations and guidelines. We do not own or operate manufacturing facilities for any of our product candidates. Instead, we rely on third-party CMOs to supply the required raw materials and finished products for our preclinical studies and clinical trials. These CMOs are required to comply with applicable FDA manufacturing requirements contained in the FDA’s Current Good Manufacturing Practices (cGMP) regulations. The cGMP regulations require, among other things, quality control and quality assurance, as well as corresponding maintenance of records and documentation.

Clinical Trials

•
We comply with Good Clinical Practice (GCP) for designing, conducting, recording and reporting clinical trials. GCP is an international ethical and scientific quality standard that is provided by the International Council on Harmonization. Compliance with this standard provides public assurance that the rights, safety and well-being of clinical trial patients are protected and that the clinical trial data are credible. For each of our clinical trials, an Informed Consent Form (ICF) template is developed and submitted to an Institutional Review Board/Ethics Committee for approval before adoption. The ICF provides information regarding the rights of clinical trial patients and includes relevant contact information in the event of a concern or complaint.

•	We are currently conducting Phase 1 clinical trials for two of our programs. Patients may participate in these clinical trials if they meet certain enrollment criteria.

Human Capital: Employee Recruitment, Development & Retention

We rely on skilled, innovative, and passionate employees to conduct our research, development and business activities. We are committed to fostering a workplace community that attracts, motivates and keeps our team of high achieving professionals, which is critical to the continued success of our business and operating within the highly competitive biopharmaceutical industry.

To do so, we offer competitive compensation and benefits, a collaborative work environment, ongoing professional development initiatives, attractive career advancement opportunities, and a culture that values diversity, equity, inclusion and belonging (DEI&B).

As of December 31, 2022, we had 84 full-time employees, including 63 employees engaged in research and development, of which 30 hold an MD, PhD or PharmD.

•	Our competitive compensation and comprehensive benefits package is available to full-time employees and includes:
o	Potential equity grants, such as stock options and restricted stock units (RSUs);
o	Cash-incentive plans, such as performance-based bonuses;
o	Employee Stock Purchase Plan, a benefit we believe will help to further incentivize employees to contribute to the company’s success;
o	Retirement savings plan, with company contributions;
o	Medical, dental and vision plans with no to low-cost options for employees;
o	Employee referral program for certain employees;
o	Employee assistance program, which offers no-cost counseling and other resources;
o	Flexible spending for healthcare and dependent care;
o	Company paid life, short and long-term disability insurance;
o	Voluntary insurance for life-illness-accident, auto, pet, home, identity theft protection, personal excess liability, legal service;
o
Work/life balance benefits, including unlimited paid time off (vacation and sick leave), annual paid “refresher” days, annual massage days, healthy lifestyle reimbursement programs, home office reimbursement programs, gym access/reimbursement;

o	Commuter benefits; and
o	Company-wide events to support and encourage relationship development, teamwork and collaboration.

•
Our employees are encouraged to voice their opinions and stretch themselves professionally. We offer the opportunity to learn and grow professionally alongside talented colleagues who are committed to helping those battling cancer and to perform to the best of their abilities to achieve our objectives. This includes:

o	Performance reviews: all employees are eligible for annual performance reviews and mid-year check-ins with their managers;
o	Individual development plans: All employees participate in creating their individual development plans designed to support long-term skill and professional development;
o	360 assessments: Certain employees participate in assessments that provide feedback for their future development and growth; and
o	Engagement survey: we conduct an annual employee-wide, anonymous survey to assess our performance on metrics including innovation, teamwork, ownership, work-life balance, collaboration and leadership.

•
In 2022, we proudly promoted ten employees, of whom 60% were women and 80% were people of color. In addition, in 2022, we created a new leadership band level, Executive Director, as an opportunity for advancement for qualified employees; 50% of our Executive Directors are people of color.

Human Capital: Diversity, Equity, Inclusion & Belonging (DEI&B)

•
We are in the early days of our growth and are committed to improving our DEI&B strategies and performance. We are proud of the gender and ethnic diversity we have cultivated throughout the company thus far. We intend to continue to develop and improve our DEI&B practices, including nurturing a culture where all employees feel empowered to be their authentic selves. We believe that diversity of viewpoints, backgrounds, professional experiences, education and personal characteristics, including gender, race, ethnicity, national origin, age, sexual orientation, gender identity and other similar demographics cultivate a cohesive and productive work environment.

•
We currently have 89 full-time employees and are proud to employ a diverse workforce that is 51% people of color and 60% women. In addition, women comprise 29% of our leadership team and 40% of our board of directors.

•
Substantially all our employees are based in San Diego, California and San Francisco, California. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Human Capital: Occupational Health & Safety

•	We are committed to providing a healthy and safe work environment for our employees, partners and consultants.

•
In 2022, following the peak of the COVID-19 pandemic and subsequent surges, we moved toward having more of our workforce onsite, and implemented a two-day in-office policy. To ensure the health, safety and well-being of our employees while onsite, we enforced a vaccine mandate for all employees and others visiting our offices (subject to applicable law), in addition to adopting state-mandated protocols in the event an employee was exposed to or tested positive for the COVID-19 virus.

•	We offer our employees free face masks, COVID-19 tests and an Employee Assistance Program that includes no-cost resources and confidential counseling for employees and their household members.

Environmental

We are committed to minimizing the environmental impacts of our business. We currently do not operate laboratory facilities and therefore have limited hazardous waste. We encourage all employees to reduce waste and emissions through recycling and other energy conservation measures. The following are a few of the initiatives that demonstrate our commitment to environmental impact:

•	Our employees are required to promptly report any known or suspected violations of environmental laws or any events that may result in a discharge or emission of hazardous materials.

•	We have recycling in our offices .

•	We minimize use of disposable bottles and printing of paper.

•	Our facility in San Diego is LEED certified. LEED (Leadership in Energy and Environmental Design) is the most widely used green building rating system in the world.

•	We have commuter benefits programs in place that encourage employees to walk, bike or utilize public transportation instead of cars for their commutes.

•	We encourage video conferencing for non-essential meetings to reduce travel and commute emissions.

Governance

We are committed to transparent, efficient and fair business practices and have established a robust governance infrastructure to facilitate this. We expect everyone working for and with us to always act with integrity.

•
Our board of directors is currently chaired by an independent Chair. As a general policy, our board of directors believes that separation of the positions of Chair of our board of directors and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, our Chief Executive Officer serves in that role (in addition to serving as our President) while the Chair of our board of directors serves in that role but is not an officer. We currently expect the positions of Chair of our board of directors and Chief Executive Officer to continue to be held by two individuals in the future.

•
We review and, where relevant, enhance our policies to ensure we continue to adhere to the highest standards of ethics and compliance. Our principles regarding fair, ethical and honest business dealings, compliance with applicable laws and the expected standard of behavior governing all our employees are outlined in our Code of Business Conduct and Ethics. The topics covered in our Code of Conduct and Ethics include corporate ethics, bribery and corruption, whistleblower policies, political involvement and other dimensions of corporate ethics.

•
At the start of employment, each of our employees is required to review and acknowledge a variety of company policies, including our =Code of Business Conduct and Ethics and Insider Trading Policy, and complete  anti-harassment training.

•
In the event of an ethical concern, our personnel can approach their manager, approach our General Counsel or use our anonymous compliance hotline. Retaliation in any form against any employee who in good faith complains of an issue, who reports a compliant or who cooperates in the investigation of a complaint is strictly prohibited and may itself be cause for appropriate disciplinary action.

•
We have adopted policies and procedures and conduct training to ensure appropriate management of data privacy and cybersecurity risks. We also have an information security incident response plan that defines our process for investigating, reporting and managing cybersecurity incidents and/or data breaches. Our cybersecurity and privacy programs are overseen by our General Counsel.

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
•
Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others.

•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates
•	We are substantially dependent on our RAF and FGFR programs.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our CDK12 and other research programs.
•	Our approach to the discovery and development of product candidates is unproven.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have limited experience as a company in conducting clinical trials.
•	We may not be able to file INDs on the timelines we expect.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	COVID-19 or other public health concerns could adversely impact our business.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	The manufacture of drugs is complex, and third-party manufacturers may encounter production difficulties.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.
•	Our product candidates may become subject to unfavorable third-party coverage and reimbursement practices.
•	Our business entails a significant risk of product liability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters
•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	We may develop our product candidates with other therapies, which would expose us to additional risks.
•	We have never commercialized a product candidate as a company and currently lack the resources to do so on our own or with others.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•	Regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
•	Failure to obtain approval of a required companion diagnostic test, will prevent commercialization of the product candidate.
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

•	A variety of risks associated with marketing our product candidates internationally could adversely affect our business.
•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•	The stock-based compensation expense related to our RSUs and other outstanding equity awards will result in increases in our expenses in future periods.
•	Changes in tax laws or in their implementation may adversely affect our business and financial condition.
•	Inflation could negatively impact our business and results of operations.

Risks Related to Our Intellectual Property
•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Our commercial success depends on our operating without infringing the patents and other proprietary rights of third parties.
•	We may not be successful in obtaining or maintaining rights to our future product candidates.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	Patent reform legislation may increase uncertainties and costs of prosecuting patent applications and enforcing issued patents.
•	Changes in patent law could increase uncertainties and costs of prosecuting patent applications and enforcing issued patents or diminish the value of patents in general.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Dependence on Third Parties
•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
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

We are a clinical-stage precision oncology company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. In May 2021, we initiated KN-8701, a Phase 1 clinical trial evaluating exarafenib. We began dosing exarafenib in humans in the second half of 2021. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. We began dosing KIN-3248 in humans in the second quarter of 2022. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF inhibitor and FGFR inhibitor programs and our CDK12 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $116.3 million for the year ended December 31, 2022, and as of December 31, 2022, we had an accumulated deficit of $259.4 million. We are still in the early stages of development of our product candidates. We have initiated our first two clinical trials for exarafenib and KIN-3248 and commenced dosing in humans in each clinical trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others.

Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB) was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB, including our funds held at SVB, being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.  In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash and cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

We are very early in our development efforts. While we have initiated a Phase 1 clinical trial for exarafenib for our RAF program and a Phase 1 clinical trial for KIN-3248 for our FGFR program, we have limited experience dosing exarafenib and KIN-3248 in humans. Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our RAF and FGFR programs will depend on several factors, including the following:

•	approval of INDs for our planned clinical trials and future clinical trials;

•	addressing any potential delays resulting from factors related to COVID-19 or other public health concerns;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;

•	the frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal preclinical studies or of human clinical trials, due to the inherent biologic differences in species, the differences between testing conditions in animal preclinical studies and human clinical trials, and the particular goals, purposes, and designs of the relevant preclinical studies and clinical trials. We have, for example, seen consistency in the pharmacokinetic properties of exarafenib in preclinical studies with rats and with mice, and between these studies, but variability in these properties in certain of our preclinical studies with cynomolgus monkeys. These preclinical studies, regardless of the degree that they are consistent, may or may not be predictive of the pharmacokinetic properties of exarafenib in human clinical trials.

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

The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any potential delays resulting from factors related to COVID-19 or other public health concerns;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.

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

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement those goals and their impact on specific clinical programs and the industry are unclear. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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

Although we recently initiated Phase 1 clinical trials and began dosing in humans for both exarafenib (our RAF program) and KIN-3248 (our FGFR program), we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreements with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In April 2021, we filed an IND for exarafenib with the FDA. The FDA cleared our IND for exarafenib in May 2021, and we initiated KN-8701, a Phase 1 clinical trial for exarafenib and began dosing exarafenib in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in the second quarter of 2022. However, we may not be able to file an IND for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for exarafenib, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have limited experience dosing exarafenib and KIN-3248 in humans, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Our Phase 1 KN-8701 clinical trial evaluating exarafenib includes dose escalation, which could include the occurrence of adverse events in the clinical trial. Similar risks could be present in our other current or future clinical trials. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, our product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our ongoing and planned future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such clinical trials for non-treatment related reasons.

If significant adverse events or other side effects are observed in any of our ongoing or planned future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an institutional review board (IRB) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, resulting in marketing approval with restrictive label warnings or for a limited patient population, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same preclinical studies or clinical trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Our ability to activate our clinical trial sites or enroll patients may also be significantly delayed by  COVID-19 or other public health concerns and we do not know the extent and scope of such delays at this point. For example, initial site activation for the KN-8701 clinical trial was slower than expected due to the COVID-19 pandemic. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from COVID-19 or other public health concerns could delay our clinical trials and our regulatory submissions.

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

COVID-19  could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.

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

COVID-19  continues to affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

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

•
changes in regulations as part of a response to COVID-19  which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

The COVID-19 pandemic has affected our business operations since early 2020, and we continue to assess the impact that  COVID-19 may continue to have on our ability to effectively conduct our business operations as planned. There can be no assurance that we will be able to avoid a material impact on our business from the continued existence of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to additional shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID-19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home. Although many governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, depending on the continued persistence or future spread of COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term. Additionally, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties, are similarly adjusting their operations and assessing their capacity in light of COVID-19. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of COVID-19, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our ongoing or planned future clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of COVID-19. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our ongoing and planned future clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to clinical trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these clinical trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of COVID-19.

Since March 2020, the FDA has issued various COVID-19 guidance documents, including guidance on conducting clinical trials during the pandemic, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and manufacturing, supply chain, and drug and biological product inspections, among others. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

While the full extent of the impact of COVID-19, both direct and indirect impact, on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent COVID-19 adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer, and unresectable and metastatic solid tumors, Braftovi (encorafenib) is also used in mutated CRC. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as naporafenib and belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Erasca and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

For our FGFR program, FDA approved FGFR inhibitors include: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), and Taiho Oncology, Inc.’s Lytgobi (futibatinib). There are also a number of programs that are in development, including Relay Therapeutics, Inc.’s FGFR2-specific (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific preclinical candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific preclinical candidate (LOXO-435).

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

Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. For additional information regarding our competition, see the section of this Annual Report on Form 10‑K, titled “Business—Competition.”

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

In addition, for the portion of our ongoing KN-8701 clinical trial to study exarafenib in combination with binimetinib, we procure binimetinib from third parties who may be unable to produce, or obtain elsewhere, an adequate supply of binimetinib for our current or future clinical trials or our products for patients, if approved. In such situations, we may be unable to procure binimetinib from other sources in sufficient amounts, at reasonable cost, or at all.

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

We may develop our current or future product candidates in combination with one or more currently-approved cancer therapies or therapies in development. For example, in January 2022, we announced the addition of patients with NRAS-mutant melanoma into our ongoing KN-8701 clinical trial both in monotherapy and in combination with binimetinib. We initiated the combination portion of the clinical trial in the second quarter of 2022. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID-19 or other public health concerns. Since March 2020, the FDA issued various COVID-19 related documents for clinical trial sponsors and manufacturers. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. For additional risk factors related to the potential impact of the COVID-19 pandemic, please see the risk factor above titled, “The COVID-19 pandemic could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.”

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation (like we have for exarafenib for the treatment of patients with BRAF Class II or III alteration-positive and/or NRAS mutation-positive stage IIb to IV malignant melanoma that is metastatic or unresectable) but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Even if we obtain orphan drug designation for a product candidate (like we have for exarafenib for the treatment of stage IIb-IV melanoma), we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension that was in effect from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, Virginia, Utah, Colorado, and Connecticut have enacted comprehensive privacy statutes that have become, or will become, effective in 2023. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA. It became effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. The CPRA and these other laws create further uncertainty and may require us to incur additional costs and expenses.

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, EMA and other comparable regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory authorities, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In response to COVID-19, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to COVID-19 and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption to normal operations occurs, including delays or disruptions due to COVID-19, travel restrictions, and staffing shortages, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union (CJEU) that invalidated the EU-U.S. Privacy Shield and called into question the efficacy and legality of using standard contractual clauses (SCCs). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and the UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.

Further, the exit of the United Kingdom (UK) from the EU has created uncertainty with regard to data protection regulation in the UK. The Data Protection Act of 2018 implements and complements the GDPR and is effective in the UK along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (UK SCCs), which came into effect March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

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

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and local laws of applicable EU member states, the UK, and other regions in connection with any measures we take to comply with them. Working to comply with the GDPR and other laws and regulations to which we are subject in Europe and other regions outside the United States relating to privacy, data protection, and information security will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in those regions.

In addition, in California the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA. It became effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Virginia, Utah, Colorado, and Connecticut have enacted the comprehensive privacy statutes that became, or will become effective in 2023 and share similarities with the CCPA. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. Anti-corruption and anti-bribery laws generally prohibit companies and their employees, agents, representatives, business partners and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, improper payments or benefits to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. We sometimes leverage third parties to conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies.

While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners and third-party intermediaries will take actions in violation of our policies or applicable laws and regulations, particularly given the high level of complexity of these laws. Any allegations or violations of these laws and regulations could result in whistleblower complaints, adverse media coverage, investigations, prosecutions, settlements, enforcement actions, fines, damages, severe criminal or civil sanctions, disgorgement, loss of export privileges, suspension or debarment from government contracts and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such allegations or violations could have an adverse impact on our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

In September 2018, California’s Senate Bill 826 was signed into law (though subsequently ruled unconstitutional as described below). Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021. Additionally, on September 30, 2020, Assembly Bill 979 was signed into law (though subsequently ruled unconstitutional as described below). Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors was required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors was required to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies. On April 1, 2022, a California state court held that Assembly Bill 979 violates the equal protection clause of the California Constitution, thereby precluding California from using taxpayer funds to implement Assembly Bill 979. Similarly, on May 13, 2022, a California state court held that Senate Bill 826 violates the equal protection clause of the California Constitution. The State of California has appealed the decisions with respect to Senate Bill 826 and Assembly Bill 979. As a result, it is uncertain whether we will have to continue to comply with either piece of legislation. We continue to monitor developments in both of the cases.

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

Our board of directors currently includes four female directors, and two directors from “underrepresented communities.” As of December 31, 2022, we were in compliance with Senate Bill 826 and Assembly Bill 979. However, if the composition of our board of directors changes in the future, we may be out of compliance with Senate Bill 826 or Assembly Bill 979 (in either case, if applicable). An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law (if applicable) or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China.  In February 2023, we announced that we acquired the ownership stake of Kinnjiu previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including key personnel and its legal entity structure. Kinnjiu enables the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Any disruption in the operations of such third parties  or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and Kinnjiu are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 84 full-time employees, including 63 employees engaged in research and development, of which 30 hold an MD, PhD or PharmD. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflict between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model in our offices and from home. Depending on public health concerns, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

Any disruption, security incident, or security breach resulting in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or other data we or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers maintain or otherwise process, or our applications, or for it to be believed or reported that any of these occurred, could result in us incurring liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of our internal information technology systems or those of third parties used in our business, or security breaches or incidents impacting us or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Our preclinical studies in China could increase our risk to such disruptions.

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

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of, or incident impacting, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOL carryforwards may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2022, we had available federal NOL carryforwards of $155.9 million. We also have available California NOL carryforwards of approximately $25.0 million as of December 31, 2022, which begin to expire in 2038. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including state NOL carryforwards, could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

The stock-based compensation expense related to our RSUs and other outstanding equity awards will result in increases in our expenses in future periods and we may also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations.

We have granted RSUs to our employees, which vest upon the satisfaction of service-based vesting conditions occurring before the award’s expiration date. The service-based vesting period is generally satisfied by the award holder providing services to us over a four-year period. As of September 1, 2022, we began recognizing stock-based compensation expense for such RSUs.

Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of our outstanding RSUs. Under U.S. tax laws, employment and income tax withholding and remittance obligations for RSUs arise in connection with the vesting and settlement of the RSUs. To fund the employment and income tax withholding and remittance obligations arising in connection with the vesting and settlement of vested RSUs, we will either (i) withhold shares of our common stock that would otherwise be issued with respect to such vested RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) have the holders of such vested RSUs use a broker or brokers to sell a portion of such shares into the market, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such employment and income tax withholding and remittance obligations. Any such expenditures by us of substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of RSUs may have an adverse effect on our financial condition and results of operations.]

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct domestic research and experimental costs in the year incurred and instead requires U.S. research and experimental costs to be capitalized and amortized ratably over a five-year period. Any such costs attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the United States has recently enacted the Inflation Reduction Act, which includes a 1% excise tax on stock buybacks and the imposition of an alternative minimum tax on adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Such changes may adversely affect our effective tax rates, cash flows and general business condition.

Inflation could negatively impact our business and results of operations.

Inflation in the U.S. and other geographies has risen beyond levels experienced in recent decades. Inflation in the prices for our clinical trial drug supply, costs of CROs and CMOs, and rising salaries could negatively impact our business by increasing our operating expenses. The U.S. Federal Reserve has also recently raised the federal funds rate several times in an effort to control inflationary pressures, and could do so again, which may have additional adverse effects on the economy, and may adversely affect our business, financial condition and results of operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) approximately 50 medicinal chemists at leading CROs as of December 31, 2022, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by the FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

If we decide to establish collaborations but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	market conditions in the pharmaceutical and biotechnology sector;

•	changes in the structure of healthcare payment systems;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	expiration of market stand-off or lock-up agreements;

•	the impact of any natural disasters or public health emergencies, such as COVID-19; and

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Holders of Record

As of December 31, 2022, there were approximately 11 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

On February 17, 2023, we issued an aggregate of 2,200,000 shares of our common stock to the holders of all of the outstanding Series A Preference Shares in Kinnjiu as partial consideration for our purchase of those shares. The consideration constituting shares of our common stock were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on the foregoing exemption from registration based in part on the representations made by each of Kinnjiu’s selling shareholders, including representations with respect to their respective status as accredited investors, as such term in defined in Rule 501(a) of the Securities Act, and their respective investment intent.

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

Overview

We are a clinical stage precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to inspire hope for those battling cancer by expanding on the promise of targeted therapies. Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and structure-based design, and the tailored ecosystems of our partners to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. Our Kinnate Discovery Engine, together with the biomarker-driven approach of our drug development strategy, our continual translational research and early global expansion in development, may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development.

Our lead product candidate is exarafenib , which is a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor in development for the treatment of patients with lung cancer, melanoma and other solid tumors. Unlike currently available treatments that target only B-Rapidly Accelerated Fibrosarcoma (BRAF) kinase Class I alterations, we have designed exarafenib to target BRAF Class II and Class III alterations, where it would be a first-line targeted therapy, in addition to covering BRAF Class I alterations. In April 2021, we filed an Investigational New Drug application (IND) for exarafenib with the U.S. Food and Drug Administration (FDA). In May 2021, the FDA cleared our IND for exarafenib and we initiated KN-8701, a Phase 1 clinical trial evaluating exarafenib. We began dosing exarafenib in humans in the second half of 2021. In 2022, we announced the addition of patients with NRAS mutant melanoma into KN-8701 both in monotherapy and in combination with a MEK inhibitor binimetinib. KN-8701 is currently ongoing. We anticipate disclosing exarafenib monotherapy and combination dose escalation data from this clinical trial in the first half of 2023. In the first quarter of 2023, we announced that we initiated enrollment of patients into the monotherapy dose expansion cohorts of KN-8701.

Our second product candidate is KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, designed for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining as well as other solid tumors. KIN-3248 is designed to address clinically observed kinase domain mutations in FGFR2 and FGFR3 that drive resistance to current therapies. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248, in the first quarter of 2022. KIN-3248 has demonstrated proof of concept in preclinical models showing activity across both initial FGFR 2/3 genomic alterations and a broad range of common resistant variants that arise from first generation FGFR 2/3 targeted therapies. We anticipate initial dose escalation data from the ongoing KN-4802 clinical trial in the second half of 2023.

We are also advancing other small molecule research programs, including a Cyclin-Dependent Kinase 12 (CDK12) inhibitor in our KIN004 program for the treatment of ovarian carcinoma (OC), triple-negative breast cancer (TNBC) and metastatic castration-resistant prostate cancer (mCRPC).

In February 2023, we announced that we acquired the ownership stake of Kinnjiu previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including key personnel and its legal entity structure. Since our inception in 2018, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF and FGFR programs and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of December 31, 2022, we had cash and cash equivalents and short-term and long-term investments of $266.3 million, inclusive of $25.7 million at Kinnjiu. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into mid-2024.

We have incurred significant losses since the commencement of our operations. Our consolidated net losses for the years ended December 31, 2022 and 2021 were $116.3 million and $89.8 million, respectively, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2022, we had an accumulated deficit of $259.4 million.

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

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide caused by COVID-19, the ongoing conflict between Russia and Ukraine, inflation rates, and other factors. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	per-subject clinical trial costs;

•	the number of clinical trials required for regulatory approval;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible subjects and initiate clinical trials;

•	the number of subjects that participate in the clinical trials;

•	the drop-out and discontinuation rate of subjects;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the clinical trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	obtaining and retaining research and development personnel;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

We expect that our general and administrative expenses will increase over the next several years as we hire additional personnel to support the continued research and development of our programs and growth of our business. We also expect to continue to incur increased expenses as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act) and those of the Nasdaq Global Select Market or any other national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income, Net

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$88,150	$67,166	$20,984
General and administrative	30,371	22,945	7,426
Total operating expenses	118,521	90,111	28,410
Loss from operations	(118,521)	(90,111)	(28,410)
Other income, net	2,250	348	1,902
Net loss	(116,271)	(89,763)	(26,508)
Net loss attributable to redeemable convertible noncontrolling interests	-	-	-
Net loss attributable to Kinnate	$(116,271)	$(89,763)	$(26,508)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
External expenses:
RAF	$23,713	$23,436	$277
FGFR	13,588	11,085	2,503
Other programs and other unallocated costs	16,924	10,859	6,065
Total external expenses	54,225	45,380	8,845
Internal expenses	33,925	21,786	12,139
Total research and development expenses	$88,150	$67,166	$20,984

Research and development expenses were $88.2 million for the year ended December 31, 2022 compared to $67.2 million for the year ended December 31, 2021, an increase of $21.0 million. The increase was primarily attributable to an increase of $2.5 million in external expenses for our FGFR program given the increased activity as this program advanced into the clinic, an increase of $6.1 million in external expenses for non-lead programs reflecting increased spend in early-stage pipeline research, as well as an increase of $12.1 million in internal research and development expenses as a result of a significant increase in research and development personnel and higher stock-based compensation. Research and development expenses included $3.3 million incurred at Kinnjiu during the year ended December 31, 2022 compared to $0.8 million during the year ended December 31, 2021 as the entity began operations in the second quarter of 2021.

General and Administrative Expenses

General and administrative expenses were $30.4 million for the year ended December 31, 2022 compared to $22.9 million for the year ended December 31, 2021, an increase of $7.5 million. This increase was primarily driven by an increase in headcount and higher stock-based compensation, as well as increased consulting and professional services expenses. General and administrative expenses included $2.0 million incurred at Kinnjiu during the year ended December 31, 2022 compared to $0.6 million during the year ended December 31, 2021.

Other Income, Net

Other income, net was $2.3 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The increase was primarily driven by a significant increase in interest rates during 2022 allowing us to invest maturing securities into securities with higher yields.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of our common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering. In March 2022, we filed certain post-effective amendments to the Form S-3ASR for the purpose of, among other things, converting the registration statement to the current submission type for a non-automatic shelf registration statement and providing that the base prospectus included in the registration statement covers the offering, sale and issuance by us of up to $350.0 million in the aggregate of the securities identified in the registration statement in one or more offerings. The $150.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $350.0 million of securities that may be offered, issued and sold by us under the base prospectus. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of December 31, 2022 we have $1.0 million and $3.2 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following tables summarizes our cash flow for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(89,034)	$(71,065)
Net cash used in investing activities	(6,830)	(180,574)
Net cash provided by financing activities	1,160	36,237
Effect of exchange rate changes on cash and cash equivalents	1	-
Net decrease in cash, cash equivalents and restricted cash	$(94,703)	$(215,402)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $89.0 million. This consisted of our net loss of $116.3 million offset by a net increase in working capital of $6.4 million, primarily due to an increase in accounts payable and accrued expenses and decrease in prepaid expenses and other assets, net of stock-based compensation expense of $19.6 million, depreciation expense of $0.6 million and amortization/accretion of investments of $0.7 million.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $6.8 million and related primarily to purchases of short-term and long-term investments totaling $176.5 million partially offset by the sales and maturities of short-term and long-term investments totaling $172.4 million. Additionally, purchases of property and equipment totaled $2.7 million during the year ended December 31, 2022.

Net cash used in investing activities during the year ended December 31, 2021 was $180.6 million and related primarily to purchases of short-term and long-term investments totaling $247.1 million partially offset by the sales and maturities of short-term and long-term investments totaling $67.3 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $1.2 million, which consisted of proceeds from the issuance of common stock upon stock option exercises and under our employee stock purchase plan of $0.9 million and $0.6 million, respectively, partially offset by the payment of deferred offering costs in the amount of $0.4 million.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee awards, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. We recognize forfeitures as they occur.

The fair value of stock options and employee stock plan awards under the 2020 ESPP is estimated using a Black-Scholes valuation model on the date of grant. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and employee stock plan awards, and ultimately the amount of stock-based compensation expense recognized in our consolidated financial statements. These assumptions include:

•
Fair Value of Common Stock: Since the completion of our initial public offering, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

•
Expected Term: We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

•
Expected Volatility: Due to the limited trading history of our common stock, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•
Risk-Free Interest Rate: The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options.

•	Expected Dividend: To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

The assumptions underlying these valuations represent our board’s and management’s best estimates, which involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant.

Variable Interest Entity

Our consolidated financial statements include the accounts of our variable interest entity (VIE), Kinnjiu. We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2022, prior to the acquisition of the minority ownership stake discussed elsewhere in this Annual Report on Form 10-K, we held an approximately 58% equity interest in Kinnjiu. Based on our assessment, we concluded that Kinnjiu is a VIE and we are the primary beneficiary.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have $1.235 billion or more in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2025. As a result of this status, we have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation and other matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2022, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinnate Biopharma Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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

San Diego, California
March 15, 2023

KINNATE BIOPHARMA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$29,261	$116,096
Cash at consolidated joint venture	25,725	33,593
Short-term investments	172,214	103,362
Prepaid expenses and other current assets	3,637	5,639
Total current assets	230,837	258,690
Property and equipment, net	3,071	956
Right-of-use lease assets	3,377	-
Long-term investments	39,139	105,449
Restricted cash	371	371
Deferred offering costs	-	641
Other non-current assets	2,031	757
Total assets	$278,826	$366,864

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,970	$3,148
Accrued expenses	13,206	9,239
Current portion of operating lease liabilities	991	-
Total current liabilities	17,167	12,387
Operating lease liabilities, long-term	3,191	-
Total liabilities	20,358	12,387
Commitments and contingencies (See Note 13)
Redeemable convertible noncontrolling interests	35,000	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 0 shares outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and 2021; 44,342,292 and 43,855,944 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	484,237	463,089
Accumulated other comprehensive loss	(1,410)	(524)
Accumulated deficit	(259,363)	(143,092)
Total stockholders’ equity	223,468	319,477
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$278,826	$366,864

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$88,150	$67,166
General and administrative	30,371	22,945
Total operating expenses	118,521	90,111
Loss from operations	(118,521)	(90,111)
Other income, net	2,250	348
Net loss	(116,271)	(89,763)
Net loss attributable to redeemable convertible noncontrolling interests	-	-
Net loss attributable to Kinnate	$(116,271)	$(89,763)

Weighted-average shares outstanding, basic and diluted	44,065,749	43,601,162
Net loss per share, basic and diluted	$(2.64)	$(2.06)

Comprehensive loss:
Net loss	$(116,271)	$(89,763)
Other comprehensive loss:
Currency translation adjustments	1	-
Unrealized loss on investments	(887)	(515)
Total comprehensive loss	(117,157)	(90,278)
Comprehensive loss attributable to redeemable convertible noncontrolling interests	-	-
Comprehensive loss attributable to Kinnate	$(117,157)	$(90,278)

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2020	43,477,439	$4	$446,601	$(9)	$(53,329)	$393,267	$-
Stock-based compensation expense	-	-	15,016	-	-	15,016	-
Shares issued under equity incentive plans	328,238	-	730	-	-	730	-
Shares issued under employee stock purchase plan	50,267	-	889	-	-	889	-
Contributions from redeemable convertible noncontrolling interest owners	-	-	-	-	-	-	35,000
Issuance costs for Series A preferred stock to redeemable convertible NCI	-	-	(147)	-	-	(147)	-
Net loss	-	-	-	-	(89,763)	(89,763)	-
Other comprehensive loss	-	-	-	(515)	-	(515)	-
Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	19,582	-	-	19,582	-
Shares issued under equity incentive plans	414,051	-	945	-	-	945	-
Shares issued under employee stock purchase plan	72,297	-	621	-	-	621	-
Net loss	-	-	-	-	(116,271)	(116,271)	-
Other comprehensive loss	-	-	-	(886)	-	(886)	-
Balance at December 31, 2022	44,342,292	$4	$484,237	$(1,410)	$(259,363)	$223,468	$35,000

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(116,271)	$(89,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,582	15,016
Depreciation	604	123
Amortization/accretion of investments	682	1,877
Loss on disposal of property and equipment	-	58
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,369	(3,053)
Operating lease right-of-use assets and liabilities, net	805	-
Accounts payable and accrued expenses	4,195	4,677
Net cash used in operating activities	(89,034)	(71,065)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(176,528)	(247,142)
Sales and maturities of short-term and long-term investments	172,417	67,337
Purchases of property and equipment	(2,719)	(769)
Net cash used in investing activities	(6,830)	(180,574)
Cash flows from financing activities:
Contributions from redeemable noncontrolling interest owners, net	-	34,853
Proceeds from issuance of common stock under equity incentive plans	945	730
Proceeds from issuance of common stock under employee stock purchase plan	621	889
Payment of deferred offering costs	(406)	(235)
Net cash provided by financing activities	1,160	36,237
Effect of exchange rate changes on cash and cash equivalents	1	-
Net decrease in cash, cash equivalents and restricted cash	(94,703)	(215,402)
Cash, cash equivalents and restricted cash at the beginning of the period	150,060	365,462
Cash, cash equivalents and restricted cash at the end of the period	$55,357	$150,060

Supplemental non-cash investing and financing activity:
Capitalized value of tenant improvement allowance	$606	$-
Operating lease liabilities arising from obtaining right-of-use assets	$4,569	$-
Write-off of deferred offering costs	$641	$-
Deferred offering costs included in accounts payable and accrued expenses	$-	$406

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Organization and Basis of Presentation

a)	Organization and Nature of Operations

Kinnate Biopharma Inc. (Kinnate or the Company) was incorporated in the State of Delaware in January 2018 and is headquartered in San Francisco, California. The Company is a precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $259.4 million and had cash and cash equivalents and short-term and long-term investments totaling $240.6 million as of December 31, 2022, exclusive of $25.7 million at its consolidated joint venture discussed in the paragraph below. From its inception through December 31, 2022, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2022, the Company held an approximately 58% equity interest in Kinnjiu. In February 2023, the Company acquired the ownership stake of Kinnjiu previously held by Series A investors (Kinnjiu Transaction) (see Note 11). Kinnjiu is now a wholly-owned subsidiary of the Company.

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

The accompanying consolidated financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results presented in these consolidated financial statements are not necessarily indicative of future results.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2022, the Company held an approximately 58%  equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu is a VIE and the Company is the primary beneficiary. See Note 11 with respect to Kinnjiu Transaction.

2)	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the consolidated financial statements include: normal recurring accruals, including the accrual of research and development expenses; fair value of investments; valuation of deferred tax assets; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions. The Company uses the best information available to update its critical accounting estimates.

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

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2022 and 2021, the Company had cash and cash equivalents balances deposited at major financial institutions.

e)	Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized in the Company’s consolidated statements of operations and comprehensive loss when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss. The cost of the Company’s available-for-sale debt securities is adjusted for amortization of premium and accretion of discounts to maturity. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss.

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

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the periods ended December 31, 2022 and 2021.

h)	Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, right-of- use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations and comprehensive loss. The Company’s leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. As of December 31, 2022, it is not reasonably certain that these options will be exercised, and they are not included within the lease term.

i)	Deferred Offering Costs

Deferred offering costs are expenses directly related to an at-the-market offering of the Company’s common stock (ATM Offering) (see Note 8), which is pursuant to a prospectus supplement which is part of a shelf registration that was declared effective by the Securities and Exchange Commission (SEC) on January 3, 2022 (Shelf Registration). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized. Deferred costs associated with the ATM Offering will be netted against proceeds, if any, from funds raised pursuant to the ATM Offering.

j)	Research and Development

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

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in its accrued research and development expenses include the costs incurred for services performed by vendors in connection with research and development activities for which the Company has not yet been invoiced. Research and development expenses amounted to $88.2 million and $67.2 million for the years ended December 31, 2022 and 2021, respectively.

k)	Redeemable Convertible Noncontrolling Interests

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

l)	Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2022 and 2021.

m)	Income Taxes

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

As of December 31, 2022 and 2021, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

n)	Stock-Based Compensation

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

The fair value of restricted stock units is based on the Company’s closing stock price on the grant date. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore has estimated the dividend yield to be zero.

o)	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. The unrealized losses on available-for-sale investments and foreign currency translation adjustments are included as a component of other comprehensive loss that is excluded from the reported net loss.

p)	Net Loss Per Share

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2022	2021
Numerator
Net loss attributable to Kinnate	$(116,271)	$(89,763)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	44,065,749	43,601,162
Net loss per share, basic and diluted	$(2.64)	$(2.06)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2022	2021
Options to purchase common stock	9,107,467	7,477,568
Non-vested restricted stock units	287,916	-
Total	9,395,383	7,477,568

p)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of the new standard. ASC 842 supersedes the previous leases standard, ASC 840 Leases. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. As amended by ASU No. 2020-05, for all other entities, this ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods within. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under the previous lease standard. In addition, the Company elected the package of practical expedients available for existing contracts, which allowed it to carry forward historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.7 million and $4.2 million, respectively, on January 1, 2022, which are related to the Company’s facility operating leases. The difference between the right-of-use assets and lease liabilities is primarily attributed to unamortized lease incentives. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (ASU 2019-12). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. The Company adopted the standard on the required effective date of January 1, 2022. The ASU did not have a material impact on its consolidated financial statements and related disclosures.

3)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$29,261	$116,096
Cash at consolidated joint venture	25,725	33,593
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$55,357	$150,060

The cash at the consolidated joint venture represents cash held at Kinnjiu and the use of such cash is limited to the operations of Kinnjiu (see Note 11). The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 13).

4)	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2022	2021
Furniture and fixtures	$760	$5
Computers and equipment	442	381
Computer software	99	69
Leasehold improvements	2,511	638
Property and equipment	3,812	1,093
Less accumulated depreciation	(741)	(137)
Property and equipment, net	$3,071	$956

Depreciation expense for the years ended December 31, 2022 and 2021 was $0.6 million and $0.1 million, respectively.

5)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued research and development	$7,884	$4,842
Accrued compensation	4,832	3,344
Accrued legal fees	243	425
Other accruals	247	628
Total	$13,206	$9,239

6)	Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of December 31, 2022 and 2021.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$9,604	$2	$(72)	$9,534
Commercial paper	less than 1	41,243	-	-	41,243
U.S. Treasury securities	less than 1	119,810	-	(1,254)	118,556
U.S. Agency bonds	less than 1	2,877	4	-	2,881
Short-term investments		$173,534	$6	$(1,326)	$172,214

Corporate debt securities	1 - 2	$15,426	$-	$(60)	$15,366
U.S. Agency bonds	1 - 2	5,907	-	(9)	5,898
Asset-backed securities	1 - 2	17,897	20	(42)	17,875
Long-term investments		$39,230	$20	$(111)	$39,139

	December 31, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$27,450	$-	$(25)	$27,425
U.S. Treasury securities	less than 1	60,226	-	(67)	60,159
Asset-backed securities	less than 1	15,798	-	(20)	15,778
Short-term investments		$103,474	$-	$(112)	$103,362

U.S. Treasury securities	1 - 2	105,861	-	(412)	105,449
Long-term investments		$105,861	$-	$(412)	$105,449

The available-for-sale investments’ gross unrealized losses and fair value aggregated by classes of security and length of time that individual securities have been in a continuous loss position at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	7	$22,806	$(132)	-	$-	$-	7	$22,806	$(132)
Commercial paper	-	-	-	-	-	-	-	-	-
U.S. Treasury securities	3	14,625	(57)	7	103,931	(1,197)	10	118,556	(1,254)
U.S. Agency bonds	2	5,898	(9)	-	-	-	2	5,898	(9)
Asset-backed securities	6	7,843	(42)	-	-	-	6	7,843	(42)
	18	$51,172	$(240)	7	$103,931	$(1,197)	25	$155,103	$(1,437)

	December 31, 2021
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	6	$27,425	$(25)	-	$-	$-	6	$27,425	$(25)
U.S. Treasury securities	11	165,608	(479)	-	-	-	11	165,608	(479)
Asset-backed securities	4	15,778	(20)	-	-	-	4	15,778	(20)
	21	$208,811	$(524)	-	$-	$-	21	$208,811	$(524)

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2022 and 2021, the Company held securities in a total unrealized loss position of $1.4 million and $0.5 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2022 and 2021.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$28,261	$-	$-	$28,261
Corporate debt securities	-	24,900	-	24,900
Commercial paper	-	41,243	-	41,243
U.S. Treasury securities	-	118,556	-	118,556
U.S. Agency bonds	-	8,779	-	8,779
Asset-backed securities	-	17,875	-	17,875
Total cash equivalents and investments	$28,261	$211,353	$-	$239,614

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$115,049	$-	$-	$115,049
Corporate debt securities	-	27,425	-	27,425
U.S. Treasury securities	-	165,608	-	165,608
Asset-backed securities	-	15,778	-	15,778
Total cash equivalents and investments	$115,049	$208,811	$-	$323,860

Money market funds are classified as cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2022 and 2021.

8)	Stockholders’ Equity

Under its Amended and Restated Articles of Incorporation dated December 7, 2020, the Company had a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

Common stock reserved for future issuance consisted of the following:

	As of December 31,
	2022	2021
Common stock options outstanding	9,107,467	7,477,568
RSUs outstanding	287,916	-
Common stock reserved for future equity grants	1,700,947	4,079,339
Total common stock reserved for future issuance	11,096,330	11,556,907

At the Market Offering Program
In January 2022, the Company filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of the Company’s common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. As of December 31, 2022, no shares have been issued and sold pursuant to the ATM Offering. Accordingly, deferred offering costs in the amount of $0.6 million were expensed in the fourth quarter of 2022.

9)	Equity Incentive Plans and Stock-Based Compensation

a)	Equity Incentive Plans

In December 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan), which replaced the 2018 Equity Incentive Plan (the 2018 Plan). The 2020 Plan allows for the issuance of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted stock and restricted stock units (RSUs). The 2020 Plan was established to enable the Company to attract and retain the best available personnel, to provide additional incentive to its employees, directors, and consultants of the Company and to promote the financial success and progress of the Company. Under the 2020 Plan, the Company can offer ISOs to employees and NSOs to employees, non-employee directors, and consultants. The 2020 Plan allows the Company to issue options for shares of its common stock, restricted stock units (RSUs) and other award types, up to a total of 5,218,000 shares (the Equity Pool), subject to annual evergreen adjustments and appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. The 588,039 shares of the Company’s common stock that remained available for issuance under the 2018 Plan immediately prior to the effectiveness of the 2020 Plan are also reserved under the 2020 Plan.

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

Stock Options

Stock option activity is as follows for the year ended December 31, 2022:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2022	7,477,568	$11.11	8.3	$74,268
Granted	2,904,414	9.92
Exercised	(400,906)	2.36
Forfeited	(873,609)	14.26
Outstanding at December 31, 2022	9,107,467	$10.81	7.8	$11,521
Exercisable at December 31, 2022	4,428,265	$9.39	7.0	$8,220

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised was $2.8 million and $6.0 million for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows for the year ended December 31, 2022:

		Weighted-	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
	Outstanding	Fair Value	(in thousands)
Outstanding at January 1, 2022	-	$-	$-
Granted	347,587	14.71
Vested	(19,952)	14.71
Forfeited	(39,719)	14.71
Outstanding at December 31, 2022	287,916	$14.71	$1,756

b)	Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan) to attract and retain the best available personnel, to provide additional incentive to its employees, directors, and consultants of Kinnjiu and to promote the financial success and progress of Kinnjiu.  The 2021 Plan allows for the issuance of ISOs, NSOs, SARs, restricted stock and RSUs. The 2021 Plan allows Kinnjiu to issue awards for shares of its common stock up to a total of 9,000,000 shares. As of December 31, 2022, 2,432,500 shares of common stock remained available for future grants under the 2021 Plan.

Under the 2021 Plan, the exercise price of each share shall be established at the sole discretion of Kinnjiu’s board of directors (or any of the committees of Kinnjiu’s board of directors); provided, however, that the exercise price per share shall not be less than the fair market value for shares of Kinnjiu’s common stock on the date of grant. An independent valuation firm was engaged to provide a valuation report related to the fair market value of Kinnjiu’s shares, as Kinnjiu is not publicly traded, and the fair market value was determined to be $0.34 per ordinary share

Pursuant to the 2021 Plan, both SARs and NSOs were granted to employees and consultants to Kinnjiu. The NSOs generally vest over 4 years. The vesting provisions for SAR awards, which have been granted to Kinnjiu employees, include both a service-based vesting requirement and liquidity event requirement, each such vesting date, a Vesting Event. The service-based vesting is as follows: (i) 30% of the SAR shall vest on the two-year anniversary of the vesting commencement date, (ii) 30% of the SAR shall vest on the three-year anniversary of the vesting commencement date, and (iii) 40% of the SAR shall vest on the four-year anniversary of the vesting commencement date. The liquidity event requirement shall be satisfied upon the earlier of the expiration of a lock-up period following an IPO event or a change in control, subject to the holder of the SAR continuing to be a service provider through the date such earlier event occurs. The SARs shall automatically be exercised, to the extent vested, upon the occurrence of a Vesting Event. Unless otherwise determined by the administrator of the plan, the portion of the SAR that has not satisfied the service-based vesting requirement as of immediately prior to the liquidity event will terminate on the liquidity event without consideration. As the settlement of the SARs granted to Kinnjiu employees is contingent upon both a service condition and performance condition (liquidity event such as an IPO) that is not deemed probable, compensation cost for such awards will not be recognized until the event occurs. In connection with the Kinnjiu Transaction in February 2023, all SARs outstanding under the 2021 Plan were cancelled.

Equity award activity is as follows for the year ended December 31, 2022:

Stock Options		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	2,837,500	$0.34
Granted	-	-
Exercised	-	-
Forfeited	(500,000)	0.34
Outstanding at December 31, 2022	2,337,500	$0.34
Exercisable at December 31, 2022	726,825	$0.34

SARs		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	300,000	$0.34
Granted	4,130,000	0.34
Exercised	-	-
Forfeited	(200,000)	0.34
Outstanding at December 31, 2022	4,230,000	$0.34
Exercisable at December 31, 2022	-	-

c)	Employee Stock Purchase Plan

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

D)	Stock-Based Compensation Expense

The Company measures and recognizes stock-based compensation expense based on the fair value of the award as measured on the grant date. The fair value of RSUs granted is based on the Company’s closing stock price on the grant date. The fair value of stock options and employee stock purchase plan awards is estimated using the Black-Scholes valuation model. The Company accounts for any forfeitures of share-based awards when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Years Ended December 31,
	2022	2021

Expected term (in years)	5 - 6	5 - 6
Expected volatility	79% - 86%	85% - 89%
Risk-free interest rate	1.62% - 4.35%	0.68% - 1.21%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $7.13 and $21.70 for the years ended December 31, 2022, and 2021, respectively.

The assumptions used for the years ended December 31, 2022 and 2021 under the ESPP were as follows:

	Years Ended December 31,
	2022	2021

Expected term (in years)	0.50	0.50
Expected volatility	50% - 86%	50% - 68%
Risk-free interest rate	0.07% - 4.54%	0.03% - 0.07%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$8,604	$6,778
General and administrative	10,978	8,238
Total stock-based compensation	$19,582	$15,016

As of December 31, 2022 and 2021, there was approximately $39.2 million and $45.0 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.33 years and 2.58 years, respectively.

As of December 31, 2022, there was approximately $4.1 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.67 years. There were no RSUs vested during the year ended December 31, 2021.

As of December 31, 2022 and 2021, there was approximately $0.2 million and $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

10)	Related Party Transactions

Series A Preferred Stock Financing of Kinnjiu

In connection with the Series A preferred stock financing of Kinnjiu, contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. Such noncontrolling interest members are also investors or affiliates of investors in the Company and have representatives that serve on both the Company’s board of directors and the board of directors of Kinnjiu. In February 2023, the Company acquired the ownership stake of Kinnjiu previously held by Series A investors (see Note 11).

11)	Variable Interest Entity

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2022, the Company held an approximately 58% equity interest in the joint venture. As the Company determined it was the primary beneficiary of this VIE, the VIE has been consolidated in the Company’s consolidated financial statements.

The Company provides certain general and administrative and research and development services to Kinnjiu pursuant to intercompany agreements; however, the Company does not provide any financial support and has no obligation to fund operations of Kinnjiu.

The following table summarizes the fair value of Kinnjiu, as of May 13, 2021 recorded upon initial consolidation in the Company’s consolidated balance sheets and the carrying amount of such assets and liabilities as of December 31, 2022 and 2021, excluding intercompany balances (in thousands):

	As of December 31,
	2022	2021	May 13, 2021
Cash at consolidated joint venture	$25,725	$33,593	$35,011
Prepaid expenses and other current assets	20	215	-
Right-of-use lease assets	223	-	-
Other non-current assets	48	-	-
Accounts payable and accrued expenses	491	286	-
Operating lease liabilities	206	-	-

In February 2023, the Company entered in a Stock Purchase Agreement to acquire the ownership stake of Kinnjiu previously held by Series A investors for total consideration of $24.0 million, consisting of $9.1 million in cash and $14.9 million in Company stock, which resulted in the issuance of 2,200,000 shares of Company stock to the Series A investors. As the Company had a controlling financial interest in Kinnjiu prior to the Kinnjiu Transaction, the increase in its interest in Kinnjiu will be accounted for as an equity transaction with no gain or loss recognized in the consolidated statements of operations and comprehensive loss. The Kinnjiu Transaction gives the Company greater control over its clinical development programs in the People’s Republic of China, Hong Kong, Macau and Taiwan. Kinnjiu is now a wholly-owned subsidiary of the Company.

12)	Income Taxes

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Income taxes computed at the statutory rate	$(24,417)	$(18,850)
State income taxes, net of federal benefit	(21)	(4)
Permanent items	1,419	922
Stock-based compensation	331	(280)
Research credits	(4,233)	(1,306)
Other	2,140	548
Change in valuation allowance	24,781	18,970
Provision for income taxes	$-	$-

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$34,119	$28,054
Research and development credit carryforwards	5,524	1,295
Stock-based compensation	3,213	1,774
Accrued compensation	858	635
Capitalized research and development expenditures	13,311	-
Other, net	1,151	144
Gross deferred tax assets:	58,176	31,902
Less valuation allowance	(56,928)	(31,741)
Total deferred tax assets	1,248	161
Deferred tax liabilities:
Right-of-use lease assets	(663)	-
Property and equipment	(585)	(51)
Other	-	(110)
Total deferred tax liabilities	(1,248)	(161)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of its deferred tax assets. Due to the Company’s history of losses, management cannot conclude that the deferred tax assets will be realized. The change in the valuation allowance for the year ended December 31, 2022 was an increase of $25.2 million.

At December 31, 2022, the Company has federal and California net operating loss carryforwards of approximately $155.9 million and $25.0 million, respectively.

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

Pursuant to the Internal Revenue Code, as amended (IRC) Sections 382 and 383, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company conducted a study to document whether its research activities qualify for the research and development tax credit. Based on such study, the Company determined that certain research activities qualified for the research and development tax credit. As of December 31, 2022, the Company has federal and California research and development tax credit carryforwards of $5.6 million and $2.5 million, respectively, which begin to expire in 2040.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. As of December 31, 2022 and 2021, the Company did not have gross unrecognized tax benefits.

The Company is subject to taxation in the United States and California. All of the Company’s tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheets at December 31, 2022 and 2021 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021. Further, the Company is not currently under examination by any federal, state or local tax authority.

13)	Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the years ending December 31, 2022 and 2021, that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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

The operating lease right-of-use assets and liabilities on the Company’s consolidated balance sheets related to these facility leases. The right-of-use lease assets were $3.4 million as of December 31, 2022. Operating lease liabilities were $4.2 million as of December 31, 2022, including $1.0 million classified as a current liability.

The Company’s facility leases require the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the year ended December 31, 2022 were approximately $1.0 million. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 4.1 years.

Future lease payments of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating Leases
2023	1,230
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	4,810
Less: imputed interest	(628)
Total operating lease liabilities	4,182
Less: current portion	(991)
Lease liability, net of current portion	$3,191

Under ASC 840, future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$638
2023	1,045
2024	1,076
2025	1,108
2026	924
Thereafter	365
Total mimium lease payments	$5,156

Rent expense was $0.2 million for the year ended December 31, 2021.

14)	Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning immediately following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and the Company may make a discretionary match or another contribution. The Company contributed $0.5 million and $0.4 million to the plan during the years ended December 31, 2022 and 2021, respectively.

15)	Subsequent Events

In February 2023, the Company completed the Kinnjiu Transaction (see Note 11).

On March 10, 2023, Silicon Valley Bank (SVB) was placed into receivership with the Federal Deposit Insurance Corporation (FDIC). The Company sought to minimize risk associated with its cash deposits held at SVB by opening accounts with other banks, engaging a different asset manager and initiating transfers of funds from SVB to other banks. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve and FDIC jointly announced that all SVB depositors will have access to all of their money and be made whole. Accordingly, the Company does not believe it will be materially impacted by the placement of SVB into receivership and will continue to monitor the situation as it evolves.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level and we believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185. Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Item 16.	Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39743	3.1	December 8, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39743	3.2	December 8, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 24, 2020.	S-1	333-250086	4.1	November 13, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-250086	4.2	November 30, 2020

4.3	Description of Securities.	10-K	001-39743	4.3	March 28, 2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250086	10.1	November 13, 2020

10.2+	2018 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-250086	10.2	November 13, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-250086	10.3	November 30, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-250086	10.4	November 30, 2020

10.5+	Employment Letter between the Registrant and Nima Farzan.	S-1	333-250086	10.5	November 13, 2020

10.6+	Employment Letter between the Registrant and Mark Meltz.	S-1	333-250086	10.6	November 13, 2020

10.7+	Employment Letter between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.8	November 13, 2020

10.8+	Employment Letter between the Registrant and Neha Krishnamohan.	8-K	001-39743	10.1	June 7, 2021

10.9+	Executive Incentive Compensation Plan.	S-1	333-250086	10.9	November 13, 2020

10.10+	Change in Control and Severance Agreement between the Registrant and Nima Farzan.	S-1	333-250086	10.10	November 13, 2020

10.11+	Change in Control and Severance Agreement between the Registrant and Mark Meltz.	S-1	333-250086	10.11	November 13, 2020

10.12+	Change in Control and Severance Agreement between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.13	November 13, 2020

10.13+	Change in Control and Severance Agreement between the Registrant and Neha Krishnamohan.	8-K	001-39743	10.2	June 7, 2021

10.14*	Amended and Restated Outside Director Compensation Policy.

10.15	Sales agreement, between the Company and SVB Leerink LLC, dated as of January 3, 2022.	S-3ASR	333-261970	1.2	January 3, 2022

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (reference is made to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

* Filed herewith.
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

Kinnate Biopharma Inc.

Date: March 15, 2023	By:	/s/ Nima Farzan
Nima Farzan
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Farzan and Neha Krishnamohan as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Kinnate Biopharma Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Farzan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Nima Farzan

/s/ Neha Krishnamohan	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial Officer)	March 15, 2023
Neha Krishnamohan

/s/ Dean Mitchell	Chair of the Board of Directors	March 15, 2023
Dean Mitchell

/s/ Jill DeSimone	Director	March 15, 2023
Jill DeSimone

/s/ Melissa Epperly	Director	March 15, 2023
Melissa Epperly

/s/ Keith Flaherty	Director	March 15, 2023
Keith Flaherty, M.D.

/s/ Carl Gordon	Director	March 15, 2023
Carl Gordon, Ph.D.

/s/ Michael Rome	Director	March 15, 2023
Michael Rome, Ph.D.

/s/ Helen Sabzevari	Director	March 15, 2023
Helen Sabzevari, Ph.D.

/s/ Laurie Smaldone Alsup	Director	March 15, 2023
Laurie Smaldone Alsup, M.D.

/s/ Jim Tananbaum	Director	March 15, 2023
Jim Tananbaum, M.D.