Form 10-Q
period 2023-03-31
Kinnate Biopharma Inc.
filed 2023-05-11
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 8, 2023, the Registrant had 46,572,594 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (INDs) and final approval by the U.S. Food and Drug Administration (FDA) of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

-ii-

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of COVID, supply chain disruptions, inflation and other drivers of macroeconomic volatility on our business;

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

-iii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$73,570	$29,261
Cash at consolidated joint venture	-	25,725
Short-term investments	127,411	172,214
Prepaid expenses and other current assets	4,307	3,637
Total current assets	205,288	230,837
Property and equipment, net	2,877	3,071
Right-of-use lease assets	3,170	3,377
Long-term investments	30,203	39,139
Restricted cash	371	371
Other non-current assets	1,971	2,031
Total assets	$243,880	$278,826

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,451	$2,970
Accrued expenses	12,721	13,206
Current portion of operating lease liabilities	983	991
Total current liabilities	18,155	17,167
Operating lease liabilities, long-term	2,963	3,191
Total liabilities	21,118	20,358
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	-	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 46,569,648 and 44,342,292 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	515,524	484,237
Accumulated other comprehensive loss	(464)	(1,410)
Accumulated deficit	(292,303)	(259,363)
Total stockholders’ equity	222,762	223,468
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$243,880	$278,826

See accompanying notes to condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Operating expenses:
Research and development	$26,559	$19,647
General and administrative	8,094	7,412
Total operating expenses	34,653	27,059
Loss from operations	(34,653)	(27,059)
Other income, net	1,713	157
Net loss	$(32,940)	$(26,902)

Weighted-average shares outstanding, basic and diluted	45,409,572	43,882,920
Net loss per share, basic and diluted	$(0.73)	$(0.61)

Comprehensive loss:
Net loss	$(32,940)	$(26,902)
Other comprehensive loss:
Unrealized gain (loss) on investments	946	(1,656)
Total comprehensive loss	$(31,994)	$(28,558)

See accompanying notes to condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2022	44,342,292	$4	$484,237	$(1,410)	$(259,363)	$223,468	$35,000
Stock-based compensation expense	-	-	5,404	-	-	5,404	-
Acquisition of redeemable convertible noncontrolling interests	2,200,000	1	25,866	-	-	25,867	(35,000)
Shares issued under equity incentive plans	27,356	-	17	-	-	17	-
Net loss	-	-	-	-	(32,940)	(32,940)	-
Other comprehensive gain	-	-	-	946	-	946	-
Balance at March 31, 2023	46,569,648	$5	$515,524	$(464)	$(292,303)	$222,762	$-

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Shares issued under equity incentive plans	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000

See accompanying notes to condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,940)	$(26,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,404	4,777
Depreciation	203	58
Amortization/accretion of investments	(744)	474
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(610)	(628)
Operating lease right-of-use assets and liabilities, net	(29)	618
Accounts payable and accrued expenses	996	516
Net cash used in operating activities	(27,720)	(21,087)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(33,097)	(73,577)
Sales and maturities of short-term and long-term investments	88,526	10,963
Purchases of property and equipment	(9)	(2,016)
Net cash provided by (used in) investing activities	55,420	(64,630)
Cash flows from financing activities:
Acquisition of redeemable convertible noncontrolling interests	(9,133)	-
Proceeds from issuance of common stock under equity incentive plans	17	125
Net cash (used in) provided by financing activities	(9,116)	125
Net increase (decrease) in cash, cash equivalents and restricted cash	18,584	(85,592)
Cash, cash equivalents and restricted cash at the beginning of the period	55,357	150,060
Cash, cash equivalents and restricted cash at the end of the period	$73,941	$64,468

Supplemental non-cash investing and financing activity:
Acquisition of redeemable convertible noncontrolling interests	$14,907	$-
Purchases of property and equipment in accounts payable and accrued expenses	$-	$299
Capitalized value of tenant improvement allowance	$-	$606
Operating lease liabilities arising from obtaining right-of-use assets	$-	$4,569

See accompanying notes to condensed consolidated financial statements.

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $292.3 million and had cash and cash equivalents and short-term and long-term investments totaling $231.2 million as of March 31, 2023. From its inception through March 31, 2023, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan, and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. In February 2023, the Company acquired the noncontrolling interests in Kinnjiu previously held by Series A investors (Kinnjiu Transaction) – see Note 11. Kinnjiu is now a wholly-owned subsidiary of the Company.

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

The accompanying unaudited interim condensed consolidated financial statements include all known adjustments which, in the opinion of management, are necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of future results. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Kinnjiu. All intercompany transactions and balances have been eliminated in consolidation.

Prior to the completion of the Kinnjiu Transaction, the Company evaluated its ownership, contractual and other interests in entities that were not wholly-owned to determine if any of these entities was a variable interest entity (VIE), and, if so, whether the Company was the primary beneficiary of the VIE. In determining whether the Company was the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applied a qualitative approach that determined whether the Company had both (1) the power to direct the activities of the VIE that most significantly impacted the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2022, the Company held an approximately 58% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu was a VIE and the Company was the primary beneficiary. See Note 11 with respect to Kinnjiu Transaction.

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

Redeemable Convertible Noncontrolling Interests

Prior to the Kinnjiu Transaction, the shares third parties owned in Kinnjiu represented an interest in the equity the Company did not control. The redeemable convertible noncontrolling interests attributable to other owners was classified in temporary equity on the condensed consolidated balance sheets as the preferred stock was redeemable by the noncontrolling interests.

Since the preferred stock held at Kinnjiu did not represent a residual equity interest, net losses of Kinnjiu were not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equaled its carrying value. Additionally, net losses of Kinnjiu were not allocated to the noncontrolling interest related to ordinary shares held by a third party as the amounts to be allocated were immaterial. Accordingly, for the three months ended March 31, 2022, no losses were allocated to the noncontrolling interest.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(32,940)	$(26,902)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	45,409,572	43,882,920
Net loss per share, basic and diluted	$(0.73)	$(0.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	11,691,658	9,235,652
Non-vested restricted stock units	444,705	-
Total	12,136,363	9,235,652

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those years. For all other entities, the standard is effective for annual periods beginning after December 15, 2022 and interim periods, therein. Early adoption is permitted. Since the Company has elected to use the extended transition period under the JOBS Act available to emerging growth companies (EGCs), the ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this standard on the required effective date of January 1, 2023. The ASU did not have a material impact on its consolidated financial statements and related disclosures.

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$73,570	$29,261
Cash at consolidated joint venture	-	25,725
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$73,941	$55,357

The cash at the consolidated joint venture represents cash held at Kinnjiu prior to the Kinnjiu Transaction and the use of such cash was limited to the operations of Kinnjiu (see Note 11). As a result of the Kinnjiu Transaction, such cash is no longer limited in its use and accordingly is no longer presented separately on the condensed consolidated balance sheet. The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 12).

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$760	$760
Computers and equipment	442	442
Computer software	99	99
Leasehold improvements	2,520	2,511
Property and equipment	3,821	3,812
Less accumulated depreciation	(944)	(741)
Property and equipment, net	$2,877	$3,071

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development	$10,208	$7,884
Accrued compensation	1,758	4,832
Accrued legal fees	531	243
Other accruals	224	247
Total	$12,721	$13,206

6. Investments

The Company has invested its excess cash in marketable securities as of March 31, 2023 and December 31, 2022. The following is a summary by significant investment category (in thousands):

	March 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$14,089	$1	$(59)	$14,031
Commercial paper	less than 1	30,581	2	(20)	30,563
U.S. Treasury securities	less than 1	74,522	36	(431)	74,127
U.S. Agency bonds	less than 1	8,667	23	-	8,690
Short-term investments		$127,859	$62	$(510)	$127,411

Corporate debt securities	1 - 2	$1,503	$6	$-	$1,509
U.S. Agency bonds	1 - 2	6,948	7	-	6,955
Asset-backed securities	1 - 2	21,769	26	(56)	21,739
Long-term investments		$30,220	$39	$(56)	$30,203

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$9,604	$2	$(72)	$9,534
Commercial paper	less than 1	41,243	-	-	41,243
U.S. Treasury securities	less than 1	119,810	-	(1,254)	118,556
U.S. Agency bonds	less than 1	2,877	4	-	2,881
Short-term investments		$173,534	$6	$(1,326)	$172,214

Corporate debt securities	1 - 2	$15,426	$-	$(60)	$15,366
U.S. Agency bonds	1 - 2	5,907	-	(9)	5,898
Asset-backed securities	1 - 2	17,897	20	(42)	17,875
Long-term investments		$39,230	$20	$(111)	$39,139

The available-for-sale investments’ gross unrealized losses and fair value aggregated by classes of security and length of time that individual securities have been in a continuous loss position at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	4	$11,936	$(59)	-	$-	$-	4	$11,936	$(59)
Commercial paper	6	19,737	(20)	-	-	-	6	19,737	(20)
U.S. Treasury securities	2	9,890	(29)	3	44,616	(402)	5	54,506	(431)
U.S. Agency bonds	-	-	-	-	-	-	-	-	-
Asset-backed securities	9	10,825	(56)	-	-	-	9	10,825	(56)
	21	$52,388	$(164)	3	$44,616	$(402)	24	$97,004	$(566)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	7	$22,806	$(132)	-	$-	$-	7	$22,806	$(132)
Commercial paper	-	-	-	-	-	-	-	-	-
U.S. Treasury securities	3	14,625	(57)	7	103,931	(1,197)	10	118,556	(1,254)
U.S. Agency bonds	2	5,898	(9)	-	-	-	2	5,898	(9)
Asset-backed securities	6	7,843	(42)	-	-	-	6	7,843	(42)
	18	$51,172	$(240)	7	$103,931	$(1,197)	25	$155,103	$(1,437)

At March 31, 2023 and December 31, 2022, the Company held securities in a total unrealized loss position of $0.6 million and $1.4 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2023 and December 31, 2022.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$70,723	$-	$-	$70,723
Corporate debt securities	-	15,540	-	15,540
Commercial paper	-	30,563	-	30,563
U.S. Treasury securities	-	74,127	-	74,127
U.S. Agency bonds	-	15,645	-	15,645
Asset-backed securities	-	21,739	-	21,739
Total cash equivalents and investments	$70,723	$157,614	$-	$228,337

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$28,261	$-	$-	$28,261
Corporate debt securities	-	24,900	-	24,900
Commercial paper	-	41,243	-	41,243
U.S. Treasury securities	-	118,556	-	118,556
U.S. Agency bonds	-	8,779	-	8,779
Asset-backed securities	-	17,875	-	17,875
Total cash equivalents and investments	$28,261	$211,353	$-	$239,614

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at March 31, 2023 and December 31, 2022.

8. Stockholders’ Equity

Under its amended and restated certificate of incorporation dated December 7, 2020, the Company has a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, restricted stock units (RSUs) and other award types, up to a total of 5,218,000 shares (Equity Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of March 31, 2023, 1,126,442 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock Options

Stock option activity is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2022	9,107,467	$10.81	7.8	$11,521
Granted	2,769,060	6.70
Exercised	(15,884)	1.09
Forfeited	(168,985)	13.05
Outstanding at March 31, 2023	11,691,658	$9.82	8.0	$12,139
Exercisable at March 31, 2023	4,962,884	$9.48	6.8	$9,235

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.8 million, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows:

		Weighted-	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
	Outstanding	Fair Value	(in thousands)
Outstanding at December 31, 2022	287,916	$14.71	$1,756
Granted	191,545	6.68
Vested	(19,197)	14.71
Forfeited	(15,559)	10.68
Outstanding at March 31, 2023	444,705	$11.39	$2,779

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

Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan), which allows for the issuance of options for shares of common stock and share appreciation rights (SARs), among other award types, up to a total of 9,000,000 shares subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2021 Plan. In connection with the Kinnjiu Transaction in February 2023, all SARs outstanding under the 2021 Plan were cancelled.

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

	Three Months Ended March 31,
	2023	2022

Expected term (in years)	6	6
Expected volatility	78% - 80%	84% - 85%
Risk-free interest rate	3.82% - 4.24%	1.62% - 1.88%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $4.75 and $7.32 for the three months ended March 31, 2023 and 2022, respectively.

The assumptions used for the three months ended March 31, 2023 and 2022 under the ESPP were as follows:

	Three Months Ended March 31,
	2023	2022

Expected term (in years)	0.50	0.50
Expected volatility	86%	50%
Risk-free interest rate	4.54%	0.07%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,449	$2,063
General and administrative	2,955	2,714
Total stock-based compensation	$5,404	$4,777

As of March 31, 2023, there was approximately $46.3 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.73 years.

As of March 31, 2023, there was approximately $4.9 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.53 years. There were no RSUs vested during the three months ended March 31, 2022.
As of March 31, 2023, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

10. Related Party Transactions

Series A Preferred Stock Financing of Kinnjiu

In connection with the Series A preferred stock financing of Kinnjiu, contributions from noncontrolling interest members totaled $35.0 million. Such noncontrolling interest members were also investors or affiliates of investors in the Company and had representatives that serve on both the Company’s board of directors and the board of directors of Kinnjiu. The shares held by Series A investors were subsequently acquired by the Company as discussed in Note 11.

11. Kinnjiu Transaction

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2022, the Company held an approximately 58% equity interest in Kinnjiu. As the Company determined it was the primary beneficiary of this VIE, the VIE was consolidated in the Company’s condensed consolidated financial statements as of December 31, 2022.

The following table summarizes the carrying amount of assets and liabilities of Kinnjiu as of December 31, 2022, excluding intercompany balances (in thousands):

December 31, 2022
Cash at consolidated joint venture	$25,725
Prepaid expenses and other current assets	20
Right-of-use lease assets	223
Other non-current assets	48
Accounts payable and accrued expenses	491
Operating lease liabilities	206

In February 2023, the Company entered into a Stock Purchase Agreement, which was approved by the independent directors of the Company, to acquire the ownership stake of Kinnjiu previously held by Series A investors for total consideration of $24.0 million, consisting of $9.1 million in cash and $14.9 million in Company stock, which resulted in the issuance of 2,200,000 shares of Company stock to the Series A investors. The number of shares issued was determined by dividing the $14.9 million Company stock consideration by the volume-weighted average price for one share of common stock for the three trading days prior to the effective date of the transaction. As the Company had a controlling financial interest in Kinnjiu prior to the Kinnjiu Transaction, the acquisition of the remaining interest in Kinnjiu was accounted for as an equity transaction with no gain or loss recognized in the consolidated statements of operations and comprehensive loss. Accordingly, the difference between the consideration and the carrying value of the redeemable convertible noncontrolling interests has been recorded within equity and is reflected as acquisition of redeemable convertible noncontrolling interests on the condensed consolidated statements of stockholders’ equity. The Kinnjiu Transaction gives the Company greater control over its clinical development programs in the People’s Republic of China, Hong Kong, Macau and Taiwan. Kinnjiu is a now wholly-owned subsidiary of the Company.

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the three months ended March 31, 2023 and 2022 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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

The operating lease right-of-use assets and liabilities on the Company’s condensed consolidated balance sheets related to these facility leases. The right-of-use lease assets were $3.2 million as of March 31, 2023. Operating lease liabilities were $3.9 million as of March 31, 2023, including $1.0 million classified as a current liability.

The Company’s facility leases require the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three months ended March 31, 2023 and 2022 were approximately $0.3 million and $0.1 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 3.9 years.

Cash paid for leases included in operating cash flows for the three months ended March 31, 2023 was $0.3 million. No cash was paid for such leases during the three months ended March 31, 2022.

Future lease payments of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Leases
2023	923
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	4,503
Less: imputed interest	(557)
Total operating lease liabilities	3,946
Less: current portion	(983)
Lease liability, net of current portion	$2,963

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Exarafenib

Our lead product candidate is exarafenib,  a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor in development for the treatment of patients with lung cancer, melanoma and other solid tumors that harbor B-Rapidly Accelerated Fibrosarcoma (BRAF) Class I, II or III alterations. In May 2021, the FDA cleared our IND for exarafenib and we began dosing in humans in the second half of 2021. In 2022, we announced the addition of patients with NRAS mutant melanoma into KN-8701, the global Phase 1 clinical trial evaluating exarafenib, in the monotherapy arm and in a combination arm with binimetinib, a MEK inhibitor. In the first quarter of 2023, we announced that we initiated enrollment of patients into the monotherapy dose expansion cohorts of KN-8701.

In the second quarter of 2023, we announced first-in-human exarafenib monotherapy data from KN-8701. The data were based on a February 28, 2023 data cut. Sixty patients with a median of three prior therapies had been enrolled into six monotherapy dose escalation cohorts ranging from 25 mg bid to 400 mg bid. Treated patients included those with solid tumors driven by BRAF Class I (41.7%), Class II (13.3%) and Class III (30%) alterations, or melanoma with NRAS mutations (15%). As of the data cutoff, all 60 patients enrolled were part of the safety analysis population, of which 49 patients were efficacy evaluable. The maximum tolerated dose (MTD) was determined to be 300 mg bid (n=29). Key findings as of the data cutoff include:

Safety analysis:
•
At therapeutically relevant exposures, there was no cutaneous (skin) evidence of paradoxical activation. Dose limiting toxicities observed at the highest dose level (400 mg bid) were Grade 3 acneiform rash (n=1) and Grade 3 macular rash (n=1).

•
Treatment-related adverse events (TRAEs) reported by investigators at any Grade occurred in 73.3% (n=44) of patients, with 18.3% of TRAEs reported as Grade 3 or higher (n=11). There were no Grade 5 TRAEs reported as of the data cutoff.

•	The most common TRAEs of any Grade were skin related (21.7%; n=13), with ~5% (n=3) of patients having skin events that were Grade 3 or greater.

•	Grade 2 gastrointestinal (GI) TRAEs occurred in 3.3% patients (n=2). No Grade 3 GI TRAEs were observed.

•	Reversible, asymptomatic increased alanine transaminase and/or increased aspartate aminotransferase TRAEs were reported at Grade 3 (n=4; 6.7%) and Grade 4 (n=1; 1.7%).

•	In all exarafenib treated patients (n=60), the overall relative mean dose intensity was 97%, and was 95% in patients treated at 300 mg bid (n=29). The median for both patient sets was 100%.

Pharmacokinetic analyses:
•
Dose-dependent increases in exarafenib exposure were observed with increasing dose. Exarafenib had a half-life of eight hours in patients, which is a longer duration range than the predicted half-life preclinically, supporting a bid dosing strategy.

•
At 300 mg bid, exarafenib delivered high target coverage in patients. Unbound exposures exceeded the IC50 values across BRAF and NRAS cell lines by two-to-ten-fold, while remaining below the wild type cells IC50.

•	Treatment with exarafenib also led to significant reductions in circulating tumor DNA across BRAF and NRAS-altered tumor types.

Initial Efficacy:
•
In total, six patients achieved a partial response (PR) with exarafenib monotherapy treatment during dose escalation, including five confirmed PRs as evaluated by Response Evaluation Criteria in Solid Tumors (RECIST). For responders, the average tumor reduction was 61% and treatment duration was seven months.  Four of the six responders continue exarafenib therapy.

•	Treatment with exarafenib at 300 mg bid in patients with BRAF Class II or NRAS alterations led to a 30% (3 of 10) overall response rate (ORR).

•	The ORR in patients with BRAF Class II alterations was 33% (1 of 3) at 300 mg bid, which included a patient with non-small cell lung cancer (NSCLC) harboring a BRAF Class II fusion.

•	71% (5 of 7) of patients with BRAF Class II alterations achieved an objective tumor reduction. In all treated patients with Class II alterations, the disease control rate was 86% (6 of 7).

•
The ORR in patients with NRAS alterations was 29% (2 of 7) at 300 mg bid and included patients with NRAS mutant melanoma and a patient with an NRAS alteration co-occurring with a BRAF Class III alteration in colorectal cancer.

•
The two additional subtypes with confirmed PRs included RAF inhibitor naïve patients with BRAF Class I (V600E) papillary thyroid cancer and squamous cell carcinoma. One unconfirmed PR was reported in a RAF pretreated patient with BRAF Class I melanoma.

•	22 patients achieved stable disease across dose levels, including 10 patients with objective tumor shrinkage (up to 20%).

In the second quarter of 2023, we also announced initial combination dose escalation data from the ongoing KN-8701 trial evaluating exarafenib plus binimetinib. As of March 31, 2023, the trial had enrolled 12 patients primarily with NRAS mutant melanoma into three combination dose cohorts: (1) exarafenib 100 mg bid and binimetinib 45 mg bid, (2) exarafenib 100 mg bid and binimetinib 15 mg bid, and (3) exarafenib 200 mg bid and binimetinib 15 mg bid.  Enrollment continues at the third cohort. Two of the seven efficacy evaluable patients achieved RECIST PRs, including an unconfirmed PR in a patient with NRAS mutant melanoma and a confirmed PR in a patient with BRAF Class II pancreatic cancer. One additional patient with NRAS mutant melanoma experienced a 25% reduction in their target lesions.

KIN-3248

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

Research Programs

We are also advancing small molecule research programs, including a brain-penetrant mitogen-activated protein kinase (MEK) inhibitor and a highly selective mesenchymal epithelial transition (c-MET) inhibitor. In the second quarter of 2023, we announced we will deprioritize development of our Cyclin-Dependent Kinase 12 (CDK12) inhibitor program and will evaluate strategic alternatives for that program.

Kinnjiu Acquisition

In February 2023, we announced that we acquired the noncontrolling interests in Kinnjiu previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including key personnel and its legal entity structure.

Liquidity Overview

Since our inception in 2018, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF and FGFR programs and research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of March 31, 2023, we had cash and cash equivalents and short-term and long-term investments of $231.2 million. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2025.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the three months ended March 31, 2023 was $32.9 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2023, we had an accumulated deficit of $292.3 million.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	advance our RAF and FGFR programs through clinical development;

•	advance the development of our small molecule research programs

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide caused by public health concerns the ongoing conflict between Russia and Ukraine, inflation rates, instability in the banking sector and other factors. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

External expenses include:

•
expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations (CROs);

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Operating expenses:
Research and development	$26,559	$19,647	$6,912
General and administrative	8,094	7,412	682
Total operating expenses	34,653	27,059	7,594
Loss from operations	(34,653)	(27,059)	(7,594)
Other income, net	1,713	157	1,556
Net loss	$(32,940)	$(26,902)	$(6,038)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(unaudited)
External expenses:
RAF	$7,626	$5,354	$2,272
FGFR	4,358	2,841	1,517
Other programs and other unallocated costs	4,508	4,017	491
Total external expenses	16,492	12,212	4,280
Internal expenses	10,067	7,435	2,632
Total research and development expenses	$26,559	$19,647	$6,912

Research and development expenses were $26.5 million for the three months ended March 31, 2023 compared to $19.6 million for the three months ended March 31, 2022, an increase of $6.9 million. The increase was primarily attributable to an increase of $3.8 million in external expenses for our RAF and FGFR programs given the increased activity and costs incurred in these programs, including increased patient enrollment and site activation. In addition, internal research and development expenses increased $2.6 million as a result of an increase in research and development personnel and higher stock-based compensation during the three months ended March 31, 2023. We expect research and development expenses to continue to increase throughout 2023 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2023 compared to $7.4 million for the three months ended March 31, 2022, an increase of $0.7 million. This increase was primarily driven by an increase in headcount, higher stock-based compensation and increased legal fees related to patent costs. We expect general and administrative expenses to continue to be similar to these levels throughout 2023.

Other Income, Net

Other income, net was $1.7 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022, an increase of $1.5 million. The increase was primarily driven by a significant increase in interest rates during the first quarter of 2023 compared to the first quarter of 2022 allowing us to invest maturing securities into higher yielding investments.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of our common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. To date, no shares have been issued and sold pursuant to the ATM Offering. In March 2022, we filed certain post-effective amendments to the Form S-3ASR for the purpose of, among other things, converting the registration statement to the current submission type for a non-automatic shelf registration statement and providing that the base prospectus included in the registration statement covers the offering, sale and issuance by us of up to $350.0 million in the aggregate of the securities identified in the registration statement in one or more offerings. The $150.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $350.0 million of securities that may be offered, issued and sold by us under the base prospectus included in the shelf registration statement. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our RAF and FGFR programs and research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, as we:

•	advance our RAF and FGFR programs through clinical development;

•	advance the development of our small molecule research programs

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2025. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of March 31, 2023, we have $1.0 million and $2.9 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following table summarizes our cash flow for the periods indicated (in thousands):
	Three Months Ended March 31,
	2023	2022
	(unaudited)

Net cash used in operating activities	$(27,720)	$(21,087)
Net cash provided by (used in) investing activities	55,420	(64,630)
Net cash (used in) provided by financing activities	(9,116)	125
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,584	$(85,592)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $27.7 million. This consisted of our consolidated net loss of $32.9 million offset by a net increase in working capital of $0.4 million, primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other assets, net of stock compensation expense of $5.4 million, depreciation expense of $0.2 million and amortization/accretion of investments of $(0.7) million.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $55.4 million and related primarily to the sales and maturities of short-term and long-term investments totaling $88.5 million partially offset by purchases of short-term and long-term investments totaling $33.1 million.

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

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $9.1 million, which consisted almost entirely of the cash portion of the acquisition of redeemable convertible noncontrolling interests in the amount of $9.1 million.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

As of March 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates
•	We are substantially dependent on our RAF and FGFR programs.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our research programs.
•	Our approach to the discovery and development of product candidates is unproven.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have limited experience as a company in conducting clinical trials.
•	We may not be able to file INDs on the timelines we expect.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	COVID-19 or other public health concerns could adversely impact our business.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	The manufacture of drugs is complex, and third-party manufacturers may encounter production difficulties.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.
•	Our product candidates may become subject to unfavorable third-party coverage and reimbursement practices.
•	Our business entails a significant risk of product liability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters
•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	We may develop our product candidates with other therapies, which would expose us to additional risks.
•	We have never commercialized a product candidate as a company and currently lack the resources to do so on our own or with others.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•	Regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
•	Failure to obtain approval of a required companion diagnostic test, will prevent commercialization of the product candidate.
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

We are a clinical-stage precision oncology company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. In May 2021, we initiated KN-8701, a Phase 1 clinical trial evaluating exarafenib. We began dosing exarafenib in humans in the second half of 2021. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. We began dosing KIN-3248 in humans in the second quarter of 2022. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our RAF inhibitor and FGFR inhibitor programs and our research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $32.9 million for the three months ended March 31, 2023, and as of March 31, 2023, we had an accumulated deficit of $292.3 million. We are still in the early stages of development of our product candidates. We have initiated our first two clinical trials for exarafenib and KIN-3248 and commenced dosing in humans in each clinical trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of product candidates from our RAF and FGFR programs and preclinical and clinical development of product candidates from our research programs, and any other future programs;

•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of product candidates from our RAF and FGFR programs, and research programs, and any other future programs;

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditures into early 2025. Advancing the development of our RAF and FGFR programs and our research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We are very early in our development efforts. While we have initiated a Phase 1 clinical trial for exarafenib for our RAF program and a Phase 1 clinical trial for KIN-3248 for our FGFR program, we are in early stages of clinical development with exarafenib and KIN-3248 in humans. Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each alteration will be large enough to allow us to successfully obtain approval for each alteration type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for BRAF or NRAS alteration-driven cancers for our RAF program, or FGFR2 and FGFR3 alteration-driven cancers for our FGFR program, we may never successfully identify additional oncogenic alterations in putative cancer driver genes. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our lead RAF and FGFR programs, and research programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

A key element of our strategy is to use and expand our Kinnate Discovery Engine to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery, preclinical development and clinical development of product candidates in our RAF and FGFR programs, such product candidates, and any other product candidates we have identified, may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. Our Kinnate Discovery Engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genomic alterations which are oncogenic and are targeted for patient populations or identifying acquired and intrinsic resistance mutations that present sufficient commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.

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

Although we have initiated Phase 1 clinical trials and began dosing in humans for both exarafenib (our RAF program) and KIN-3248 (our FGFR program), we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreements with CROs on terms that are acceptable to us on a timely basis or at all.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for exarafenib, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Our Phase 1 KN-8701 clinical trial evaluating exarafenib includes dose escalation, which includes the occurrence of adverse events in the clinical trial. Similar risks could be present in our other current or future clinical trials, including in the combination arm of KN-8701 evaluating exarafenib with binimetinib. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, our product candidates may be studied in combination with other therapies, such as in KN-8701 where exarafenib is being evaluated in combination with binimetinib, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our ongoing and planned future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such clinical trials for non-treatment related reasons.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials to such clinical trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In our RAF and FGFR programs, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF/NRAS alteration or FGFR alteration will be included in the approved drug label. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

The COVID-19 pandemic has affected our business operations since early 2020, and we continue to assess the impact that  COVID-19 may continue to have on our ability to effectively conduct our business operations as planned. There can be no assurance that we will be able to avoid a material impact on our business from the continued existence of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to additional shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the COVID-19 pandemic, between March 2020 and June 2021 our employees worked almost exclusively from home. Since June 2021, our employees have been working in a hybrid model both in our offices and also from home. Although many governmental orders and guidelines have terminated or are now less restrictive than when originally implemented, depending on the continued persistence or future spread of COVID-19, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

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

We are currently focusing our resources and efforts on our RAF and FGFR programs for particular indications and advancing our research programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. In addition, while we currently have multiple product candidates in our RAF and FGFR programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for our RAF and FGFR programs and our research programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for our RAF and FGFR programs and our research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We expect to face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer, and unresectable and metastatic solid tumors except CRC, Braftovi (encorafenib) is also used in mutated CRC in combination with cetuximab. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as naporafenib and belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Erasca and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

For our FGFR program, FDA approved FGFR inhibitors include: Incyte Corporation’s Pemazyre (pemigatinib), Janssen Biotech, Inc.’s Balversa (erdafitinib), and Taiho Oncology, Inc.’s Lytgobi (futibatinib). There are also a number of programs that are in development, including Relay Therapeutics, Inc.’s FGFR2-specific (RLY4008), Tyra Biosciences, Inc.’s FGFR3-specific candidate (TYRA-300) and FGFR2-specific candidate, and Loxo Oncology at Lilly’s FGFR3-specific candidate (LOXO-435).

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

Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. For additional information regarding our competition, see the section of our Annual Report on Form 10‑K filed with the SEC on March 15, 2023, titled “Business—Competition.”

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In March 2023, FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. To the extent FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation (like we have for exarafenib for the treatment of patients with BRAF Class II or III alteration-positive and/or NRAS mutation-positive stage IIb to IV malignant melanoma that is metastatic or unresectable, and for KIN-3248, an investigational Pan-FGFR inhibitor, for the treatment of patients with unresectable, locally advanced or metastatic cholangiocarcinoma harboring FGFR2 gene fusions or other alterations, who have received at least one prior systemic therapy) but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Further, in a 2021 case, a court disagreed with the FDA’s longstanding position that orphan drug exclusivity only applies to the approved use or indication within an eligible orphan disease. Although this court decision created uncertainty in the application of orphan drug exclusivity, in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court ruling in that case, the FDA intends to continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension that was in effect from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, and authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, Virginia, Utah, Colorado, and Connecticut have enacted comprehensive privacy statutes that have become, or will become, effective in 2023. Iowa has enacted similar legislation that will become effective in 2025. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA. It became effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. The CPRA and these other laws create further uncertainty and may require us to incur additional costs and expenses.

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

In addition, in California the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA. It became effective January 1, 2023, and enforcement is expected to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Virginia, Utah, Colorado, and Connecticut have enacted the comprehensive privacy statutes that became, or will become effective in 2023 and share similarities with the CCPA. Iowa has enacted similar legislation that will become effective in 2025. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.

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

Our board of directors currently includes four female directors, and two directors from “underrepresented communities.” We are in compliance with Senate Bill 826 and Assembly Bill 979. However, if the composition of our board of directors changes in the future, we may be out of compliance with Senate Bill 826 or Assembly Bill 979 (in either case, if applicable). An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. In addition, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under California law (if applicable) or Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

As of March 31, 2023, we had 94 full-time employees, including 72 employees engaged in research and development, of which 31 hold an MD, PhD or PharmD. In order to successfully implement our development and commercialization plans and strategies, and as we continue operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from our RAF and FGFR programs and research programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates in our RAF and FGFR programs and any of our research programs and, accordingly, may not achieve our research, development and commercialization goals.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOL carryforwards may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2022, we had available federal NOL carryforwards of $155.9 million. We also have available California NOL carryforwards of approximately $25.0 million as of December 31, 2022, which begin to expire in 2038. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

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

We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct U.S. research and experimental costs in the year incurred and instead requires U.S. research and experimental costs to be capitalized and amortized ratably over a five-year period. Any such costs attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the United States has recently enacted the Inflation Reduction Act of 2022, which includes a 1% excise tax on stock buybacks and the imposition of a 15% alternative minimum tax on global adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Such changes may adversely affect our effective tax rates, cash flows and general business condition.

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

As a further example, beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our ongoing preclinical studies and clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and ongoing and planned future clinical trials and the subsequent collection and analysis of data. For example, our academic and industrial partners contribute highly enabling technologies and services that include: (i) medicinal chemists at leading CROs, (ii) bioinformatics support for our translational research efforts, (iii) crystallography and biophysical assay platforms to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived organoid and xenograft models to translate our findings to the clinical setting.

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

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our research programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

•
general economic, political, industry and market conditions and instability (such as those created by the ongoing conflict between Ukraine and Russia, including, without limitation, sanctions against Russia imposed by the United States, the European Union and others, and instability in the banking sector).

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty;

•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Unregistered Sales of Equity Securities

On February 17, 2023, we issued an aggregate of 2,200,000 shares of our common stock to the holders of all of the outstanding Series A Preference Shares in Kinnjiu as partial consideration for our purchase of those shares. The aggregate purchase price for the Series A Preference Shares in Kinnjiu was $24 million. The consideration constituting shares of our common stock was issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on the foregoing exemption from registration based in part on the representations made by each of Kinnjiu’s selling shareholders, including representations with respect to their respective status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and their respective investment intent.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Outside Director Compensation Policy.	10-K	001-39743	10.14	March 15, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

KINNATE BIOPHARMA INC.

May 11, 2023	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

May 11, 2023	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)