Form 10-Q
period 2023-06-30
Kinnate Biopharma Inc.
filed 2023-08-08
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 4, 2023, the Registrant had 47,094,871 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•	our expectations regarding the approval and use of our product candidates in combination with other drugs;

•	our competitive position and the success of competing therapies that are or may become available;

•	our estimates of the number of patients that we will enroll in our clinical trials;

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

-ii-

•	our plans relating to the further development of our product candidates, including additional indications we may pursue;

•	existing regulations, regulatory developments and the outcome of related litigation in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of public health concerns, supply chain disruptions, inflation and other drivers of macroeconomic volatility on our business;

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

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,507	$29,261
Cash at consolidated joint venture	-	25,725
Short-term investments	150,196	172,214
Prepaid expenses and other current assets	3,897	3,637
Total current assets	188,600	230,837
Property and equipment, net	2,667	3,071
Right-of-use lease assets	2,958	3,377
Long-term investments	19,579	39,139
Restricted cash	371	371
Other non-current assets	1,960	2,031
Total assets	$216,135	$278,826

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,696	$2,970
Accrued expenses	12,118	13,206
Current portion of operating lease liabilities	959	991
Total current liabilities	15,773	17,167
Operating lease liabilities, long-term	2,742	3,191
Total liabilities	18,515	20,358
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	-	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 47,051,450 and 44,342,292 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	522,178	484,237
Accumulated other comprehensive loss	(342)	(1,410)
Accumulated deficit	(324,221)	(259,363)
Total stockholders’ equity	197,620	223,468
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$216,135	$278,826

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$26,327	$19,767	$52,886	$39,414
General and administrative	7,808	7,639	15,902	15,051
Total operating expenses	34,135	27,406	68,788	54,465
Loss from operations	(34,135)	(27,406)	(68,788)	(54,465)
Other income, net	2,217	337	3,930	494
Net loss	$(31,918)	$(27,069)	$(64,858)	$(53,971)

Weighted-average shares outstanding, basic and diluted	46,655,966	44,002,391	46,036,212	43,942,986
Net loss per share, basic and diluted	$(0.68)	$(0.62)	$(1.41)	$(1.23)

Comprehensive loss:
Net loss	$(31,918)	$(27,069)	$(64,858)	$(53,971)
Other comprehensive loss:
Unrealized gain (loss) on investments	122	(557)	1,068	(2,213)
Total comprehensive loss	$(31,796)	$(27,626)	$(63,790)	$(56,184)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2022	44,342,292	$4	$484,237	$(1,410)	$(259,363)	$223,468	$35,000
Stock-based compensation expense	-	-	5,404	-	-	5,404	-
Acquisition of redeemable convertible noncontrolling interests	2,200,000	1	25,866	-	-	25,867	(35,000)
Shares issued under equity incentive plans	27,356	-	17	-	-	17	-
Net loss	-	-	-	-	(32,940)	(32,940)	-
Other comprehensive gain	-	-	-	946	-	946	-
Balance at March 31, 2023	46,569,648	$5	$515,524	$(464)	$(292,303)	$222,762	$-
Stock-based compensation expense	-	-	5,403	-	-	5,403	-
Shares issued under equity incentive plans	403,601	-	967	-	-	967	-
Shares issued under employee stock purchase plan	78,201	-	284	-	-	284	-
Net loss	-	-	-	-	(31,918)	(31,918)	-
Other comprehensive gain	-	-	-	122	-	122	-
Balance at June 30, 2023	47,051,450	$5	$522,178	$(342)	$(324,221)	$197,620	$-

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Shares issued under equity incentive plans	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000
Stock-based compensation expense	-	-	4,882	-	-	4,882	-
Shares issued under equity incentive plans	97,833	-	283	-	-	283	-
Shares issued under employee stock purchase plan	43,039	-	369	-	-	369	-
Net loss	-	-	-	-	(27,069)	(27,069)	-
Other comprehensive loss	-	-	-	(557)	-	(557)	-
Balance at June 30, 2022	44,096,921	$4	$473,525	$(2,737)	$(197,063)	$273,729	$35,000

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,858)	$(53,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,807	9,659
Depreciation	404	230
Amortization/accretion of investments	(1,883)	851
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(189)	(396)
Operating lease right-of-use assets and liabilities, net	(62)	758
Accounts payable and accrued expenses	(1,362)	(1,759)
Net cash used in operating activities	(57,143)	(44,628)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(106,246)	(92,518)
Sales and maturities of short-term and long-term investments	150,782	53,731
Purchases of property and equipment	-	(2,566)
Net cash provided by (used in) investing activities	44,536	(41,353)
Cash flows from financing activities:
Acquisition of redeemable convertible noncontrolling interests	(9,133)	-
Proceeds from issuance of common stock under equity incentive plans	984	408
Proceeds from issuance of common stock under employee stock purchase plan	284	369
Net cash (used in) provided by financing activities	(7,865)	777
Effect of exchange rate changes on cash and cash equivalents	(7)	-
Net decrease in cash, cash equivalents and restricted cash	(20,479)	(85,204)
Cash, cash equivalents and restricted cash at the beginning of the period	55,357	150,060
Cash, cash equivalents and restricted cash at the end of the period	$34,878	$64,856

Supplemental non-cash investing and financing activity:
Acquisition of redeemable convertible noncontrolling interests	$14,907	$-
Capitalized value of tenant improvement allowance	$-	$606
Operating lease liabilities arising from obtaining right-of-use assets	$-	$4,569

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $324.2 million and had cash and cash equivalents and short-term and long-term investments totaling $204.3 million as of June 30, 2023. From its inception through June 30, 2023, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

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

Since the preferred stock held at Kinnjiu did not represent a residual equity interest, net losses of Kinnjiu were not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equaled its carrying value. Additionally, net losses of Kinnjiu were not allocated to the noncontrolling interest related to ordinary shares held by a third party as the amounts to be allocated were immaterial. Accordingly, for the three and six months ended June 30, 2022, no losses were allocated to the noncontrolling interest.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s common stock options and unvested restricted stock units are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(31,918)	$(27,069)	$(64,858)	$(53,971)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	46,655,966	44,002,391	46,036,212	43,942,986
Net loss per share, basic and diluted	$(0.68)	$(0.62)	$(1.41)	$(1.23)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2023	June 30, 2022
Options to purchase common stock	11,378,511	9,511,827
Non-vested restricted stock units	415,326	-
Total	11,793,837	9,511,827

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$34,507	$29,261
Cash at consolidated joint venture	-	25,725
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$34,878	$55,357

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

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$760	$760
Computers and equipment	433	442
Computer software	99	99
Leasehold improvements	2,520	2,511
Property and equipment	3,812	3,812
Less accumulated depreciation	(1,145)	(741)
Property and equipment, net	$2,667	$3,071

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development	$8,434	$7,884
Accrued compensation	2,847	4,832
Accrued legal fees	515	243
Other accruals	322	247
Total	$12,118	$13,206

6. Investments

The Company has invested its excess cash in marketable securities as of June 30, 2023 and December 31, 2022. The following is a summary by significant investment category (in thousands):

	June 30, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$5,600	$2	$(21)	$5,581
Commercial paper	less than 1	62,966	3	(69)	62,900
U.S. Treasury securities	less than 1	39,781	-	(129)	39,652
U.S. Agency bonds	less than 1	42,175	23	(135)	42,063
Short-term investments		$150,522	$28	$(354)	$150,196

Corporate debt securities	1 - 2	$1,510	$5	$-	$1,515
Asset-backed securities	1 - 2	18,080	40	(56)	18,064
Long-term investments		$19,590	$45	$(56)	$19,579

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$9,604	$2	$(72)	$9,534
Commercial paper	less than 1	41,243	-	-	41,243
U.S. Treasury securities	less than 1	119,810	-	(1,254)	118,556
U.S. Agency bonds	less than 1	2,877	4	-	2,881
Short-term investments		$173,534	$6	$(1,326)	$172,214

Corporate debt securities	1 - 2	$15,426	$-	$(60)	$15,366
U.S. Agency bonds	1 - 2	5,907	-	(9)	5,898
Asset-backed securities	1 - 2	17,897	20	(42)	17,875
Long-term investments		$39,230	$20	$(111)	$39,139

The available-for-sale investments’ gross unrealized losses and fair value aggregated by classes of security and length of time that individual securities have been in a continuous loss position at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	-	$-	$-	1	$3,483	$(21)	1	$3,483	$(21)
Commercial paper	13	52,192	(70)	-	-	-	13	52,192	(70)
U.S. Treasury securities	4	19,788	(8)	1	14,877	(121)	5	34,665	(129)
U.S. Agency bonds	11	28,506	(135)	-	-	-	11	28,506	(135)
Asset-backed securities	8	10,899	(54)	1	719	(1)	9	11,618	(55)
	36	$111,385	$(267)	3	$19,079	$(143)	39	$130,464	$(410)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	7	$22,806	$(132)	-	$-	$-	7	$22,806	$(132)
Commercial paper	-	-	-	-	-	-	-	-	-
U.S. Treasury securities	3	14,625	(57)	7	103,931	(1,197)	10	118,556	(1,254)
U.S. Agency bonds	2	5,898	(9)	-	-	-	2	5,898	(9)
Asset-backed securities	6	7,843	(42)	-	-	-	6	7,843	(42)
	18	$51,172	$(240)	7	$103,931	$(1,197)	25	$155,103	$(1,437)

At June 30, 2023 and December 31, 2022, the Company held securities in a total unrealized loss position of $0.4 million and $1.4 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2023 and December 31, 2022.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$26,395	$-	$-	$26,395
Corporate debt securities	-	7,096	-	7,096
Commercial paper	-	62,900	-	62,900
U.S. Treasury securities	-	39,652	-	39,652
U.S. Agency bonds	-	42,063	-	42,063
Asset-backed securities	-	18,064	-	18,064
Total cash equivalents and investments	$26,395	$169,775	$-	$196,170

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$28,261	$-	$-	$28,261
Corporate debt securities	-	24,900	-	24,900
Commercial paper	-	41,243	-	41,243
U.S. Treasury securities	-	118,556	-	118,556
U.S. Agency bonds	-	8,779	-	8,779
Asset-backed securities	-	17,875	-	17,875
Total cash equivalents and investments	$28,261	$211,353	$-	$239,614

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at June 30, 2023 and December 31, 2022.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, restricted stock units (RSUs) and other award types, up to a total of 5,218,000 shares (Equity Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of June 30, 2023, 1,024,125 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock Options

Stock option activity is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2022	9,107,467	$10.81	7.8	$11,521
Granted	3,192,810	6.36
Exercised	(394,848)	2.49
Forfeited	(526,918)	12.05
Outstanding at June 30, 2023	11,378,511	$9.79	8.1	$1,528
Exercisable at June 30, 2023	5,293,032	$9.93	7.2	$1,287

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.3 million and $1.5 million, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows:

		Weighted-	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
	Outstanding	Fair Value	(in thousands)
Outstanding at December 31, 2022	287,916	$14.71	$1,756
Granted	228,045	6.28
Vested	(57,599)	11.93
Forfeited	(43,036)	10.12
Outstanding at June 30, 2023	415,326	$10.95	$1,258

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

	Six Months Ended June 30,
	2023	2022

Expected term (in years)	5 - 6	5 - 6
Expected volatility	73% - 80%	80% - 86%
Risk-free interest rate	3.50% - 4.24%	1.62% - 3.56%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $4.50 and $6.98 for the six months ended June 30, 2023 and 2022, respectively.

The assumptions used for the six months ended June 30, 2023 and 2022 under the ESPP were as follows:

	Six Months Ended June 30,
	2023	2022

Expected term (in years)	0.50	0.50
Expected volatility	76% - 86%	50% - 77%
Risk-free interest rate	4.54% - 5.24%	0.07% - 1.54%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,332	$2,039	$4,781	$4,102
General and administrative	3,071	2,843	6,026	5,557
Total stock-based compensation	$5,403	$4,882	$10,807	$9,659

As of June 30, 2023, there was approximately $40.5 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.57 years.

As of June 30, 2023, there was approximately $4.4 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.31 years. There were no RSUs vested during the six months ended June 30, 2022.

As of June 30, 2023, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP.

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

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the six months ended June 30, 2023 and 2022 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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

The operating lease right-of-use assets and liabilities on the Company’s condensed consolidated balance sheets related to these facility leases. The right-of-use lease assets were $3.0 million as of June 30, 2023. Operating lease liabilities were $3.7 million as of June 30, 2023, including $1.0 million classified as a current liability.

The Company’s facility leases require the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three and six months ended June 30, 2023 and 2022 were approximately $0.3 million and $0.1 million and $0.3 million and $0.4 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 3.7 years.

Cash paid for leases included in operating cash flows for the six months ended June 30, 2023 and 2022 was $0.6 million and $0.1 million, respectively.

Future lease payments of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Operating Leases
2023 remaining 6 months	612
2024	1,113
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	4,192
Less: imputed interest	(491)
Total operating lease liabilities	3,701
Less: current portion	(959)
Lease liability, net of current portion	$2,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. Our mission is to inspire hope to those battling cancer by expanding on the promise of targeted therapies. Our Kinnate Discovery Engine, which starts with the identification of an unmet need among validated oncogenic drivers, utilizes our deep expertise in medicinal chemistry and structure-based design, and the tailored ecosystems of our partners to develop our targeted therapies. We focus our discovery and development efforts on three patient populations: (1) those with cancers that harbor known oncogenic drivers (gene alterations that cause cancers) with no currently available targeted therapies, (2) those with genomically well-characterized tumors that have intrinsic resistance to currently available treatments (non-responders), and (3) those whose tumors have acquired resistance over the course of therapy to currently available treatments. Our Kinnate Discovery Engine, together with the biomarker-driven approach of our drug development strategy, our continual translational research and early global expansion in development, may enable us to develop drugs with an increased probability of clinical success while reducing the cost and risk of drug development.

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

•	The most common TRAEs of any Grade were skin related (21.7%; n=13), with 5% (n=3) of patients having skin events that were Grade 3 or greater.

•	Grade 2 gastrointestinal (GI) TRAEs occurred in 3.3% patients (n=2). No Grade 3 GI TRAEs were observed.

•	Reversible, asymptomatic increased alanine transaminase and/or increased aspartate aminotransferase TRAEs were reported at Grade 3 (n=4; 6.7%) and Grade 4 (n=1; 1.7%).

•	In all exarafenib treated patients (n=60), the overall relative mean dose intensity was 97%, and was 95% in patients treated at 300 mg bid (n=29). The median for both patient sets was 100%.

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

In the second quarter of 2023, we also announced initial combination dose escalation data from the ongoing KN-8701 trial evaluating exarafenib plus binimetinib. As of March 31, 2023, the trial had enrolled 12 patients primarily with NRAS mutant melanoma into three combination dose cohorts. Two of the seven efficacy evaluable patients achieved RECIST PRs, including an unconfirmed PR in a patient with NRAS mutant melanoma and a confirmed PR in a patient with BRAF Class II pancreatic cancer. One additional patient with NRAS mutant melanoma experienced a 25% reduction in their target lesions.

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

Research Programs

We are also advancing small molecule research programs, including a brain-penetrant mitogen-activated protein kinase (MEK) inhibitor (KIN-7136) and a highly selective mesenchymal epithelial transition (c-MET) inhibitor.  In the third quarter of 2023, we announced that the FDA cleared the IND application for KIN-7136. We expect to enter the clinic in the second half of 2023 with KN-3603, a Phase 1 trial, to evaluate KIN-7136 in adult participants with advanced solid tumors that are driven by the mitogen-activated protein kinase pathway, primarily non-small cell lung cancer, including in participants with brain metastases. KIN-7136 will be evaluated as monotherapy and in combination with our investigational pan-RAF inhibitor, exarafenib. In the second quarter of 2023, we announced we have deprioritized development of our Cyclin-Dependent Kinase 12 (CDK12) inhibitor program and are evaluating strategic alternatives for that program.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of June 30, 2023, we had cash and cash equivalents and short-term and long-term investments of $204.3 million. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into early 2025.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the six months ended June 30, 2023 was $64.9 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2023, we had an accumulated deficit of $324.2 million.

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

 Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$26,327	$19,767	$6,560	$52,886	$39,414	$13,472
General and administrative	7,808	7,639	169	15,902	15,051	851
Total operating expenses	34,135	27,406	6,729	68,788	54,465	14,323
Loss from operations	(34,135)	(27,406)	(6,729)	(68,788)	(54,465)	(14,323)
Other income, net	2,217	337	1,880	3,930	494	3,436
Net loss	$(31,918)	$(27,069)	$(4,849)	$(64,858)	$(53,971)	$(10,887)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(unaudited)			(unaudited)
External expenses:
RAF	$7,179	$4,728	$2,451	$14,805	$10,082	$4,723
FGFR	4,241	3,266	975	8,599	6,107	2,492
Other programs and other unallocated costs	4,577	3,555	1,022	9,085	7,572	1,513
Total external expenses	15,997	11,549	4,448	32,489	23,761	8,728
Internal expenses	10,330	8,218	2,112	20,397	15,653	4,744
Total research and development expenses	$26,327	$19,767	$6,560	$52,886	$39,414	$13,472

Research and development expenses were $26.3 million for the three months ended June 30, 2023 compared to $19.8 million for the three months ended June 30, 2022, an increase of $6.5 million. The increase was primarily attributable to an increase of $3.4 million in external expenses for our RAF and FGFR programs given the increased activity and costs incurred in these programs, including increased patient enrollment and site activation, as well as an increase of $1.0 million in external expenses for our other programs reflecting increased spend in pipeline research. In addition, internal research and development expenses increased $2.1 million as a result of an increase in research and development personnel and higher stock-based compensation during the three months ended June 30, 2023. For the six months ended June 30, 2023, research and development expenses were $52.9 million compared to $39.4 million for the same period in 2022, an increase of $13.5 million. Similar to the three months ended June 30, 2023, the increase was primarily driven by an increase of $7.2 million in external expenses for our RAF and FGFR programs given the increased activity and costs incurred in these programs, including increased patient enrollment and site activation, as well as an increase of $1.5 million in external expenses for our other programs reflecting increased spend in pipeline research. In addition, internal research and development expenses increased $4.7 million as a result of an increase in research and development personnel and higher stock-based compensation during the six months ended June 30, 2023. We expect research and development expenses to continue to increase throughout 2023 due to higher external costs and increasing headcount in connection with advancing our RAF, FGFR and other programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2023 compared to $7.6 million for the three months ended June 30, 2022, an increase of $0.2 million. For the six months ended June 30, 2023, general and administrative expenses were $15.9 million compared to $15.0 million for the same period in 2022, an increase of $0.9 million. These increases were primarily driven by an increase in headcount and higher stock-based compensation partially offset by lower expense for insurance during 2023. We expect general and administrative expenses to continue to be similar to these levels throughout 2023.

Other Income, Net

Other income, net was $2.2 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022, an increase of $1.9 million. For the six months ended June 30, 2023, other income, net was $3.9 million compared to $0.5 million for the same period in 2022, an increase of $3.4 million. These increases were primarily driven by a significant increase in interest rates during 2023 compared to 2022 allowing us to invest maturing securities into higher yielding investments.

Liquidity and Capital Resources

Sources of Liquidity

On December 7, 2020, we completed our IPO. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price to the public of $20.00 per share resulting in gross proceeds of $276.0 million before deducting underwriting discounts and commissions and other offering expenses. Additionally, in January 2022, we filed a shelf registration statement with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering to sell up to an aggregate of $150.0 million of shares of our common stock (ATM Offering) that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. In March 2022, we filed certain post-effective amendments to the Form S-3ASR for the purpose of, among other things, converting the registration statement to the current submission type for a non-automatic shelf registration statement and providing that the base prospectus included in the registration statement covers the offering, sale and issuance by us of up to $350.0 million in the aggregate of the securities identified in the registration statement in one or more offerings. The $150.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $350.0 million of securities that may be offered, issued and sold by us under the base prospectus included in the shelf registration statement. To date, no shares have been issued and sold pursuant to the ATM Offering. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $191.6 million.

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of June 30, 2023, we have $1.0 million and $2.7 million in current and long-term operating lease liabilities, respectively.

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

Cash Flows

The following table summarizes our cash flow for the periods indicated (in thousands):
	Six Months Ended June 30,
	2023	2022
	(unaudited)

Net cash used in operating activities	$(57,143)	$(44,628)
Net cash provided by (used in) investing activities	44,536	(41,353)
Net cash (used in) provided by financing activities	(7,865)	777
Effect of exchange rate changes on cash and cash equivalents	(7)	-
Net decrease in cash, cash equivalents and restricted cash	$(20,479)	$(85,204)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $57.1 million. This consisted of our consolidated net loss of $64.9 million and a net decrease in operating assets and liabilities of $1.6 million, primarily due to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other assets, net of stock compensation expense of $10.8 million, depreciation expense of $0.4 million and amortization/accretion of investments of $(1.9) million.

Net cash used in operating activities during the six months ended June 30, 2022 was $44.6 million. This consisted of our consolidated net loss of $54.0 million and a net decrease in operating assets and liabilities of $1.4 million, primarily due to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other assets partially offset by a net increase in operating lease right-of-use assets and liabilities, net of stock compensation expense of $9.7 million, depreciation expense of $0.2 million and amortization/accretion of investments of $0.9 million.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $44.5 million and related primarily to the sales and maturities of short-term and long-term investments totaling $150.8 million partially offset by purchases of short-term and long-term investments totaling $106.3 million.

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

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $7.9 million, which consisted  of the cash portion of the acquisition of redeemable convertible noncontrolling interests in the amount of $9.1 million, partially offset by proceeds from the issuance of common stock under our equity incentive plans and purchases under our employee stock purchase plan of $1.0 million and $0.3 million, respectively.

Net cash provided by financing activities during the six months ended June 30, 2022 was $0.8 million, which consisted of proceeds from the issuance of common stock under our equity incentive plans and purchases under our employee stock purchase plan of $0.4 million and $0.4 million, respectively.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates
•	We are substantially dependent on our RAF and FGFR programs.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	In addition to our RAF and FGFR programs, our prospects depend in part upon discovering, developing and commercializing product candidates from our research programs.
•	Our approach to the discovery and development of product candidates is unproven.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have limited experience as a company in conducting clinical trials to completion.
•	We may not be able to file INDs on the timelines we expect.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	Pandemics or other widespread public health concerns could adversely impact our business.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	The manufacture of drugs is complex, and third-party manufacturers may encounter production difficulties.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.
•	Our product candidates may become subject to unfavorable third-party coverage and reimbursement practices.
•	Our business entails a significant risk of product liability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters
•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	We may develop our product candidates with other therapies, which would expose us to additional risks.
•	We have never commercialized a product candidate as a company and currently lack the resources to do so on our own or with others.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•	Regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.
•	Failure to obtain approval of a required companion diagnostic test, will prevent commercialization of the product candidate.
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

•	If we fail to comply with Nasdaq rules governing the diversity of our board of directors, we could suffer reputational harm

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
•	Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.
•	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing growth.
•	Our internal computer systems, or those of any of our service providers, may fail or suffer security or data privacy breaches or incidents.
•	Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China.
•	Our operations are vulnerable to interruption by natural disasters, war, terrorist activity, pandemics and other events.
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

We have limited experience conducting clinical trials to completion and have not yet demonstrated our ability to successfully complete a clinical trial, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors or others to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $64.9 million for the six months ended June 30, 2023, and as of June 30, 2023, we had an accumulated deficit of $324.2 million. We are still in the early stages of development of our product candidates. We have initiated our first two clinical trials for exarafenib and KIN-3248 and commenced dosing in humans in each clinical trial. However, we have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We are very early in our development efforts. While we have initiated a Phase 1 clinical trial for exarafenib for our RAF program and a Phase 1 clinical trial for KIN-3248 for our FGFR program and have received FDA clearance of the IND application for KIN-7136, we are in early stages of clinical development with exarafenib and KIN-3248 in humans. Additionally, all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates from our RAF or FGFR programs. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our RAF and FGFR programs will depend on several factors, including the following:

•	approval of INDs for our planned clinical trials and future clinical trials;

•	addressing any potential delays resulting from factors related to public health concerns, such as COVID-19;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;

•	the frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

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

The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any potential delays resulting from factors related to public health concerns, such as the COVID-19 pandemic;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.

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

We have limited experience as a company in conducting clinical trials to completion.

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

In April 2021, we filed an IND for exarafenib with the FDA. The FDA cleared our IND for exarafenib in May 2021, and we initiated KN-8701, a Phase 1 clinical trial for exarafenib and began dosing exarafenib in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in the second quarter of 2022. In the third quarter of 2023, we announced that the FDA cleared the  IND application for KIN-7136. However, we may not be able to file an IND for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for exarafenib, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Our Phase 1 KN-8701 clinical trial evaluating exarafenib includes dose escalation, which increases the risk of the occurrence of adverse events in the clinical trial.  Similar risks could be present in our other current or future clinical trials, including in the combination arm of KN-8701 evaluating exarafenib with binimetinib. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our ability to activate our clinical trial sites or enroll patients may also be significantly delayed by public health concerns, such as the COVID-19 pandemic. For example, initial site activation for the KN-8701 clinical trial was slower than expected due to the COVID-19 pandemic. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from public health concerns could delay our clinical trials and our regulatory submissions.

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

Pandemics or other widespread public health concerns could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.

A continued and prolonged public health crisis, such as the COVID-19 pandemic, could have a material negative impact on our business, financial condition and operating results. COVID-19 continues to affect populations around the globe, notwithstanding the availability of vaccines for some people, we may experience challenges or disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in clinical site initiation, such as our experience with our KN-8701 clinical trial, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling and retaining patients in any clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death;

•	difficulties interpreting data from our clinical trials due to the possible confounding effects on patients;

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

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of our employees working from home or in a hybrid model;

•	delays in receiving approval from regulatory authorities to initiate our clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruptions in preclinical studies due to restricted or limited operations at the CROs conducting such studies;

•	interruption in global freight and shipping that may affect the transport of clinical trial materials, such as investigational drug product to be used in our clinical trials;

•
changes in regulations in response to public health concerns, which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

The COVID-19 pandemic has affected our business operations since early 2020. There can be no assurance that we will be able to avoid a material impact on our business from the continued existence of COVID-19 or its consequences. As a result of the COVID-19 pandemic, our employees now work in a hybrid model both in our offices and also from home. Depending on the continued persistence or future spread of COVID-19, or the emergence of other pandemics or widespread public health concerns, we may need to adjust our working model from time to time, which may impact certain of our operations over the near term and long term. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

Additionally, certain third parties with whom we engage or may engage are impacted  by COVID-19. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of COVID-19, there were delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could have delayed or otherwise impact our preclinical studies and our ongoing or planned future clinical trials.  The impact of COVID-19 on hospitals and clinical sites could have an impact on recruitment and retention for our ongoing and planned future clinical trials. Certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to clinical trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these clinical trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of COVID-19, or other public health concerns.

Since March 2020, the FDA has issued various COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect.

To the extent a pandemic or another widespread public health concern adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from pandemics or other public health concerns. For example, since March 2020, the FDA issued various COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. For additional risks related to the potential impact of COVID-19 or other widespread public health concerns, please see the risk factor above titled, “Pandemics or other widespread public health concerns could adversely impact our business, including our ongoing and planned future preclinical studies and clinical trials.”

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improving cancer patient care. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other comparable regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension that was in effect from May 1, 2020, through March 31, 2022. The Consolidated Appropriations Act, 2023, extends the 2% Medicare sequester for the first six months of fiscal year 2032 and revises the sequester percentage up to 2% for fiscal years 2030 and 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the Inflation Reduction Act, including its long-term impact on drug pricing, may negatively impact investments, company valuation, mergers and acquisitions in the industry. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents numerous expanded rights and allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, while authorizing private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA was modified significantly by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and which became effective January 1, 2023. Numerous other states have proposed, and in certain cases enacted, legislation relating to privacy and data security, many of which impose obligations similar to the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. The CPRA and these other laws create further uncertainty and may require us to modify our policies and practices and to incur additional costs and expenses. For additional information on the CCPA and other new and evolving state legislation, please see the discussion in the risk factor below titled, “Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.”

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, disruptions from natural disasters or public health concerns, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA, EMA and other comparable regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has in the past shut down several times and certain regulatory authorities on which our operations may rely, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Additionally, the FDA’s routine surveillance, bioresearch monitoring and pre-approval inspections were disrupted by COVID-19 and, in 2020 and 2021, a number of companies announced receipt of Complete Response Letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. Regulatory authorities outside the U.S. may experience similar disruptions as U.S. regulatory authorities and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption to normal operations occurs, including delays or disruptions due to public health concerns, travel restrictions, and staffing shortages, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, in California the CCPA created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the CPRA, which was approved by California voters in the November 3, 2020 election and became effective January 1, 2023. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. In addition, Delaware has passed legislation that is awaiting signature by its state governor and that would go into effect in 2025. The CCPA, CPRA, and these other laws, as well as other new laws that may be proposed or enacted, could increase our potential liability, require us to modify our policies and practices, cause us to incur increased costs and expenses, and adversely affect our business.

Compliance with U.S. and international laws and regulations relating to privacy, data protection, and data security could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings, and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

If we fail to comply with Nasdaq rules governing the diversity of our board of directors, we could suffer reputational harm.

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

Our board of directors currently includes four female directors, and two directors from “underrepresented communities.” We are in compliance with the Nasdaq rules.  However, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflict between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home. Depending on public health concerns, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

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

Inflation in the U.S. and other geographies has risen beyond levels experienced in recent decades. Although inflation rates have begun trending lower, inflation in the prices for our clinical trial drug supply, costs of CROs and CMOs, and rising salaries could still negatively impact our business by increasing our operating expenses. The U.S. Federal Reserve has also recently raised the federal funds rate several times in an effort to control inflationary pressures, and could do so again, which may have additional adverse effects on the economy, and may adversely affect our business, financial condition and results of operations.

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

As a further example, as of June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement with the SEC on Form S-3ASR (File No. 333-261970) that included a prospectus supplement for an at-the-market offering to sell up to an aggregate of $150.0 million of shares of our common stock (ATM Offering). To date, no shares have been issued and sold pursuant to the ATM Offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause”;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting;

•	authorize our board of directors to amend the bylaws;

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

•	require a super-majority vote of stockholders to amend or repeal specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner or certain other conditions are met.

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

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on July 28, 2023, on July 25, 2023, our board of directors amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:

•
enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at our annual meeting of stockholders (except for proposals properly made in accordance with Rule 14a-8 under the Securities Exchange Act of 1934), including by requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;

•	change certain provisions relating to stockholder nominees for election as a director to address the universal proxy rules adopted by the Securities and Exchange Commission;

•
revise certain additional procedures related to stockholder meetings to conform to the provisions of the DGCL, including but not limited to provisions relating to delivery of notices of stockholder meetings, quorum, communications regarding adjourned stockholder meetings, conduct of business at meetings, and the preparation of the stockholder list in connection with stockholder meetings;

•	update various provisions regarding directors, board committees, and officers, including but not limited to requirements for action by written consent of the board of directors, and officer authority;

•	clarify our exclusive forum provisions; and

•	make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to our Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on July 28, 2023, and is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Kinnate Biopharma Inc.	8-K	001-39743	3.1	July 28, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
KINNATE BIOPHARMA INC.

August 8, 2023	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

August 8, 2023	By:	/s/ Neha Krishnamohan
`Neha Krishnamohan
`Chief Financial Officer and Executive Vice `President, Corporate Development
`(Principal Financial Officer)