Form 10-Q
period 2023-09-30
Kinnate Biopharma Inc.
filed 2023-11-09
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 3, 2023, the Registrant had 47,112,698 shares of common stock, $0.0001 par value per share, outstanding.

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned future clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•	the timing of and steps to implement our Strategic Plan, including the prioritization of certain research and development programs;
•	the ability of our ongoing and planned future preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$51,662	$29,261
Cash at consolidated joint venture	-	25,725
Short-term investments	115,914	172,214
Prepaid expenses and other current assets	2,725	3,637
Total current assets	170,301	230,837
Property and equipment, net	2,470	3,071
Right-of-use lease assets	2,660	3,377
Long-term investments	12,762	39,139
Restricted cash	371	371
Other non-current assets	2,145	2,031
Total assets	$190,709	$278,826

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,929	$2,970
Accrued expenses	11,976	13,206
Current portion of operating lease liabilities	869	991
Total current liabilities	15,774	17,167
Operating lease liabilities, long-term	2,515	3,191
Total liabilities	18,289	20,358
Commitments and contingencies (See Note 12)
Redeemable convertible noncontrolling interests	-	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 47,112,698 and 44,342,292 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	527,516	484,237
Accumulated other comprehensive loss	(147)	(1,410)
Accumulated deficit	(354,954)	(259,363)
Total stockholders’ equity	172,420	223,468
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$190,709	$278,826

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$24,511	$23,548	$77,397	$62,962
General and administrative	6,605	7,824	22,507	22,875
Restructuring costs	1,973	-	1,973	-
Total operating expenses	33,089	31,372	101,877	85,837
Loss from operations	(33,089)	(31,372)	(101,877)	(85,837)
Other income, net	2,356	635	6,286	1,129
Net loss	$(30,733)	$(30,737)	$(95,591)	$(84,708)

Weighted-average shares outstanding, basic and diluted	47,094,882	44,151,034	46,392,980	44,013,097
Net loss per share, basic and diluted	$(0.65)	$(0.70)	$(2.06)	$(1.92)

Comprehensive loss:
Net loss	$(30,733)	$(30,737)	$(95,591)	$(84,708)
Other comprehensive loss:
Unrealized gain (loss) on investments	195	178	1,263	(2,035)
Total comprehensive loss	$(30,538)	$(30,559)	$(94,328)	$(86,743)

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2022	44,342,292	$4	$484,237	$(1,410)	$(259,363)	$223,468	$35,000
Stock-based compensation expense	-	-	5,404	-	-	5,404	-
Acquisition of redeemable convertible noncontrolling interests	2,200,000	1	25,866	-	-	25,867	(35,000)
Shares issued under equity incentive plans	27,356	-	17	-	-	17	-
Net loss	-	-	-	-	(32,940)	(32,940)	-
Other comprehensive gain	-	-	-	946	-	946	-
Balance at March 31, 2023	46,569,648	$5	$515,524	$(464)	$(292,303)	$222,762	$-
Stock-based compensation expense	-	-	5,403	-	-	5,403	-
Shares issued under equity incentive plans	403,601	-	967	-	-	967	-
Shares issued under employee stock purchase plan	78,201	-	284	-	-	284	-
Net loss	-	-	-	-	(31,918)	(31,918)	-
Other comprehensive gain	-	-	-	122	-	122	-
Balance at June 30, 2023	47,051,450	$5	$522,178	$(342)	$(324,221)	$197,620	$-
Stock-based compensation expense	-	-	5,281	-	-	5,281	-
Shares issued under equity incentive plans	61,248	-	57	-	-	57	-
Net loss	-	-	-	-	(30,733)	(30,733)	-
Other comprehensive gain	-	-	-	195	-	195	-
Balance at September 30, 2023	47,112,698	$5	$527,516	$(147)	$(354,954)	$172,420	$-

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	4,777	-	-	4,777	-
Shares issued under equity incentive plans	100,105	-	125	-	-	125	-
Net loss	-	-	-	-	(26,902)	(26,902)	-
Other comprehensive loss	-	-	-	(1,656)	-	(1,656)	-
Balance at March 31, 2022	43,956,049	$4	$467,991	$(2,180)	$(169,994)	$295,821	$35,000
Stock-based compensation expense	-	-	4,882	-	-	4,882	-
Shares issued under equity incentive plans	97,833	-	283	-	-	283	-
Shares issued under employee stock purchase plan	43,039	-	369	-	-	369	-
Net loss	-	-	-	-	(27,069)	(27,069)	-
Other comprehensive loss	-	-	-	(557)	-	(557)	-
Balance at June 30, 2022	44,096,921	$4	$473,525	$(2,737)	$(197,063)	$273,729	$35,000
Stock-based compensation expense	-	-	4,981	-	-	4,981	-
Shares issued under equity incentive plans	67,762	-	190	-	-	190	-
Net loss	-	-	-	-	(30,737)	(30,737)	-
Other comprehensive gain	-	-	-	178	-	178	-
Balance at September 30, 2022	44,164,683	$4	$478,696	$(2,559)	$(227,800)	$248,341	$35,000

See accompanying notes to unaudited condensed consolidated financial statements.

KINNATE BIOPHARMA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(95,591)	$(84,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,088	14,640
Depreciation	601	414
Amortization/accretion of investments	(3,222)	972
Changes in operating assets and liabilities:
Prepaid expenses and other assets	798	572
Operating lease right-of-use assets and liabilities, net	(81)	834
Accounts payable and accrued expenses	(1,271)	1,990
Net cash used in operating activities	(82,678)	(65,286)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(135,565)	(131,082)
Sales and maturities of short-term and long-term investments	222,734	109,314
Purchases of property and equipment	-	(2,629)
Net cash provided by (used in) investing activities	87,169	(24,397)
Cash flows from financing activities:
Acquisition of redeemable convertible noncontrolling interests	(9,133)	-
Proceeds from issuance of common stock under equity incentive plans	1,041	598
Proceeds from issuance of common stock under employee stock purchase plan	284	369
Net cash (used in) provided by financing activities	(7,808)	967
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)
Net decrease in cash, cash equivalents and restricted cash	(3,324)	(88,718)
Cash, cash equivalents and restricted cash at the beginning of the period	55,357	150,060
Cash, cash equivalents and restricted cash at the end of the period	$52,033	$61,342

Supplemental non-cash investing and financing activity:
Acquisition of redeemable convertible noncontrolling interests	$14,907	$-
Capitalized value of tenant improvement allowance	$-	$606
Operating lease liabilities arising from obtaining right-of-use assets	$-	$4,569

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $355.0 million and had cash and cash equivalents and short-term and long-term investments totaling $180.3 million as of September 30, 2023. From its inception through September 30, 2023, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

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

In September 2023, the Company’s board of directors, based on a strategic review of the Company’s business, approved a reprioritization of the Company’s research and development programs and a workforce restructuring (the “Strategic Plan”). The Company began implementing the Strategic Plan in September 2023. See Note 13 for more details.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the financial statements include: normal recurring accruals, including the accrual of research and development expenses; accrued restructuring costs; fair value of investments; valuation of deferred tax assets; and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions. The Company uses the best information available to update its critical accounting estimates.

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

Since the preferred stock held at Kinnjiu did not represent a residual equity interest, net losses of Kinnjiu were not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equaled its carrying value. Additionally, net losses of Kinnjiu were not allocated to the noncontrolling interest related to ordinary shares held by a third party as the amounts to be allocated were immaterial. Accordingly, for the three and nine months ended September 30, 2022, no losses were allocated to the noncontrolling interest.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(30,733)	$(30,737)	$(95,591)	$(84,708)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	47,094,882	44,151,034	46,392,980	44,013,097
Net loss per share, basic and diluted	$(0.65)	$(0.70)	$(2.06)	$(1.92)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	11,240,737	9,428,924	11,240,737	9,428,924
Non-vested restricted stock units	395,821	316,337	395,821	316,337
Total	11,636,558	9,745,261	11,636,558	9,745,261

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

3. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$51,662	$29,261
Cash at consolidated joint venture	-	25,725
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$52,033	$55,357

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

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$760	$760
Computers and equipment	433	442
Computer software	99	99
Leasehold improvements	2,520	2,511
Property and equipment	3,812	3,812
Less accumulated depreciation	(1,342)	(741)
Property and equipment, net	$2,470	$3,071

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development	$7,515	$7,884
Accrued compensation	1,947	4,832
Accrued restructuring costs	1,973	-
Accrued legal fees	376	243
Other accruals	165	247
Total	$11,976	$13,206

6. Investments

The Company has invested its excess cash in marketable securities as of September 30, 2023 and December 31, 2022. The following is a summary by significant investment category (in thousands):

	September 30, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$7,998	$1	$(4)	$7,995
Commercial paper	less than 1	45,846	1	(26)	45,821
U.S. Treasury securities	less than 1	49,274	12	(103)	49,183
U.S. Agency bonds	less than 1	9,940	-	(2)	9,938
Asset-backed securities		2,984	-	(7)	2,977
Short-term investments		$116,042	$14	$(142)	$115,914

Corporate debt securities	1 - 2	$1,516	$13	$-	$1,529
Asset-backed securities	1 - 2	11,258	6	(31)	11,233
Long-term investments		$12,774	$19	$(31)	$12,762

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$9,604	$2	$(72)	$9,534
Commercial paper	less than 1	41,243	-	-	41,243
U.S. Treasury securities	less than 1	119,810	-	(1,254)	118,556
U.S. Agency bonds	less than 1	2,877	4	-	2,881
Short-term investments		$173,534	$6	$(1,326)	$172,214

Corporate debt securities	1 - 2	$15,426	$-	$(60)	$15,366
U.S. Agency bonds	1 - 2	5,907	-	(9)	5,898
Asset-backed securities	1 - 2	17,897	20	(42)	17,875
Long-term investments		$39,230	$20	$(111)	$39,139

The available-for-sale investments’ gross unrealized losses and fair value aggregated by classes of security and length of time that individual securities have been in a continuous loss position at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	1	$2,934	$(4)	-	$-	$-	1	$2,934	$(4)
Commercial paper	13	36,094	(26)	-	-	-	13	36,094	(26)
U.S. Treasury securities	2	9,938	(2)	-	-	-	2	9,938	(2)
U.S. Agency bonds	11	28,608	(103)	-	-	-	11	28,608	(103)
Asset-backed securities	7	8,439	(27)	2	1,649	(11)	9	10,088	(38)
	34	$86,013	$(162)	2	$1,649	$(11)	36	$87,662	$(173)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	7	$22,806	$(132)	-	$-	$-	7	$22,806	$(132)
Commercial paper	-	-	-	-	-	-	-	-	-
U.S. Treasury securities	3	14,625	(57)	7	103,931	(1,197)	10	118,556	(1,254)
U.S. Agency bonds	2	5,898	(9)	-	-	-	2	5,898	(9)
Asset-backed securities	6	7,843	(42)	-	-	-	6	7,843	(42)
	18	$51,172	$(240)	7	$103,931	$(1,197)	25	$155,103	$(1,437)

At September 30, 2023 and December 31, 2022, the Company held securities in a total unrealized loss position of $0.2 million and $1.4 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2023 and December 31, 2022.

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

The following tables present the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$43,855	$-	$-	$43,855
Corporate debt securities	-	9,524	-	9,524
Commercial paper	-	45,821	-	45,821
U.S. Treasury securities	-	49,183	-	49,183
U.S. Agency bonds	-	9,938	-	9,938
Asset-backed securities	-	14,210	-	14,210
Total cash equivalents and investments	$43,855	$128,676	$-	$172,531

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$28,261	$-	$-	$28,261
Corporate debt securities	-	24,900	-	24,900
Commercial paper	-	41,243	-	41,243
U.S. Treasury securities	-	118,556	-	118,556
U.S. Agency bonds	-	8,779	-	8,779
Asset-backed securities	-	17,875	-	17,875
Total cash equivalents and investments	$28,261	$211,353	$-	$239,614

Money market funds are classified as cash and cash equivalents in the Company’s balance sheets at September 30, 2023 and December 31, 2022.

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

9. Equity Incentive Plans and Stock-Based Compensation

2020 Equity Incentive Plan

In December 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2018 Equity Incentive Plan (2018 Plan). The 2020 Plan allows the Company to issue options for shares of its common stock, restricted stock units (RSUs) and other award types, up to a total of 5,218,000 shares (Equity Pool), subject to appropriate adjustments for stock splits, combinations and other similar events for issuance pursuant to awards made under the 2020 Plan. As of September 30, 2023, 1,103,228 shares of common stock remained available for future grants under the 2020 Plan.

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

Stock Options

Stock option activity is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,107,467	$10.81	7.8	$11,521
Granted	3,284,310	6.26
Exercised	(438,269)	2.38
Forfeited	(712,771)	12.53
Outstanding at September 30, 2023	11,240,737	$9.70	7.8	$151
Exercisable at September 30, 2023	5,835,259	$9.86	7.2	$151

All exercisable options are vested and all outstanding options are vested or expected to vest. Total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.4 million and $2.3 million, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	287,916	$14.71	$1,756
Granted	243,295	6.07
Vested	(84,780)	11.94
Forfeited	(50,610)	9.91
Outstanding at September 30, 2023	395,821	$10.61	$554

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

	Nine Months Ended September 30,
	2023	2022

Expected term (in years)	5 - 6	5 - 6
Expected volatility	73% - 80%	80% - 86%
Risk-free interest rate	3.50% - 4.29%	1.62% - 3.56%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $4.43 and $7.14 for the nine months ended September 30, 2023 and 2022, respectively.

The assumptions used for the nine months ended September 30, 2023 and 2022 under the ESPP were as follows:

	Nine Months Ended September 30,
	2023	2022

Expected term (in years)	0.50	0.50
Expected volatility	76% - 86%	50% - 77%
Risk-free interest rate	4.54% - 5.24%	0.07% - 1.54%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,386	$2,244	$7,167	$6,346
General and administrative	2,895	2,737	8,921	8,294
Total stock-based compensation	$5,281	$4,981	$16,088	$14,640

As of September 30, 2023, there was approximately $35.4 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.42 years.

As of September 30, 2023, there was approximately $4.1 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.10 years. There were no RSUs vested during the nine months ended September 30, 2022.

As of September 30, 2023, there was no unrecognized stock-based compensation expense related to the ESPP.  In connection with the Strategic Plan (see Note 13), the Company’s board of directors approved the suspension of the ESPP and all outstanding contributions from ESPP participants were refunded in September 2023. As a result of the suspension, any unrecognized compensation was recognized in the period the ESPP was suspended.

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

12. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2023 and 2022 that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

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
The operating lease right-of-use assets and liabilities on the Company’s condensed consolidated balance sheets related to these facility leases. The right-of-use lease assets were $2.7 million as of September 30, 2023. Operating lease liabilities were $3.4 million as of September 30, 2023, including $0.9 million classified as a current liability.

The Company’s facility leases require the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the three and nine months ended September 30, 2023 and 2022 were approximately $0.3 million and $0.9 million and $0.3 million and $0.7 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 3.5 years.

Cash paid for leases included in operating cash flows for the nine months ended September 30, 2023 and 2022 was $0.9 million and $0.3 million, respectively.

Future lease payments of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Operating Leases
2023 remaining 3 months	$265
2024	1,080
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	3,812
Less: imputed interest	(428)
Total operating lease liabilities	3,384
Less: current portion	(869)
Lease liability, net of current portion	$2,515

13. Restructuring Costs

In September 2023, the Company began implementing its Strategic Plan to (i) prioritize its exarafenib combination with binimetinib, its c-MET inhibitor KIN-8741, and its discovery efforts around its CDK4 selective program; (ii) explore strategic alternatives for its exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of its MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

As part of the Strategic Plan, the Company has reduced its workforce by approximately 70%.  Employees affected by the Strategic Plan obtained involuntary termination benefits that were provided pursuant to a one-time benefit arrangement. All impacted employees were notified of their termination in September 2023 and were not required to provide services beyond a minimum retention period or 60 days to receive benefits. Accordingly, the Company measured and recognized the liability at its fair value at the communication date in the amount of $2.0 million. Such costs are presented in the restructuring costs line item on the consolidated statements of operations and comprehensive loss.

Restructuring costs are presented under the accrued expenses line item on the condensed consolidated balance sheets. The Company expects to pay one-time termination benefits during the fourth quarter of 2023. The following shows the liability related to the Strategic Plan (in thousands):

September 30, 2023
Accrued restructuring costs beginning balance	$-
One-time employee termination benefits	1,973
Amounts paid during the period	-
Accrued restructuring costs as of September 30, 2023	$1,973

The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Plan.

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

In September 2023, we announced pipeline updates, a reprioritization plan and workforce restructuring (the “Strategic Plan”) based on a strategic review of our business. As part of the Strategic Plan, which was approved by our board of directors, we reduced our workforce by approximately 70%. We also took related measures to reduce operating expenses. This included separating from all employees of our wholly-owned subsidiary in China, Kinnjiu Biopharma.

Exarafenib

Our lead product candidate is exarafenib, a Rapidly Accelerated Fibrosarcoma (RAF) inhibitor in development for the treatment of patients with lung cancer, melanoma and other solid tumors that harbor B-Rapidly Accelerated Fibrosarcoma (BRAF) Class I, II or III alterations. In May 2021, the FDA cleared our IND for exarafenib and we began dosing in humans in the second half of 2021. In 2022, we announced the addition of patients with NRAS mutant melanoma into KN-8701, the global Phase 1 clinical trial evaluating exarafenib, in the monotherapy arm and in a combination arm with binimetinib, a MEK inhibitor. In the first quarter of 2023, we announced that we initiated enrollment of patients into the monotherapy dose expansion cohorts of KN-8701. In the third quarter of 2023, we announced additional dose exploration data for the combination of exarafenib and binimetinib, as well as updated clinical data for exarafenib monotherapy from KN-8701. The key findings are summarized below.

Exarafenib Combination

As of the September 11, 2023 data cutoff:

•	44 patients with NRAS mutant melanoma and BRAF-altered solid tumors were enrolled across 6 exarafenib plus binimetinib combination dose cohorts, including 24 patients who continue on therapy.

•	In the first 5 cohorts, among 20 efficacy-evaluable patients with NRAS mutant melanoma (including Q61 and non-Q61 mutations), 12 patients had radiographic tumor reductions.

•
Among 16 efficacy-evaluable patients with NRAS mutant melanoma who had not received prior RAF, MEK, or ERK inhibitors, 6 achieved confirmed and unconfirmed partial responses (PRs), resulting in a 38% overall response rate (ORR), with 5 additional patients experiencing stable disease (SD) as their best response, yielding a 69% disease control rate (DCR).

•
In a subgroup of 17 efficacy-evaluable patients with NRAS Q61 mutations, which represent up to 90% of all NRAS melanoma mutations, 7 achieved confirmed and unconfirmed PRs, leading to a 41% ORR, and 6 others had SD as their best response, resulting in a 76% DCR.

•
The combination of exarafenib and binimetinib demonstrated significant pathway inhibition, as evidenced by reductions in phosphorylated extracellular signal-regulated kinase (pERK) and DUSP6 RNA expression in paired tissue biopsies.

•	Additionally, substantial (>50%, up to 100%) reductions in circulating tumor DNA were observed in 70% of the combination-treated patients with NRAS mutant melanoma.

As of September 18, 2023, exarafenib plus binimetinib was generally well-tolerated in two dose cohorts and cleared by a dose review committee. Exploration of the two final dose pairs for the combination regimen is underway. We are prioritizing our exarafenib combination with binimetinib and our c-MET inhibitor KIN-8741 as part of the Strategic Plan.

Exarafenib Monotherapy

Enrollment in the exarafenib monotherapy dose expansion phase of KN-8701 has been completed. As of the September 11, 2023 data cutoff:

•
A total of 107 patients were enrolled in the monotherapy arm, with 71 patients receiving the expansion dose of 300 mg twice daily (bid). Among these patients, 3 achieved a PR and 26 demonstrated SD as their best response. Out of 8 patients with Class II fusion-driven solid tumors who received exarafenib at 300 mg bid, 3 showed radiographic tumor reductions, 2 of the 6 efficacy-evaluable patients achieved confirmed PRs, resulting in a 33% ORR, and the remaining 4 efficacy-evaluable patients achieved SD as their best response, yielding a 100% DCR.

•
Exarafenib, administered at a dose of 300 mg bid to a cohort of 71 patients, demonstrated a consistent safety profile in line with previous reporting. Treatment-related adverse events (TRAEs) were observed in 73% of patients, with 51% experiencing skin-related TRAEs, primarily comprising rash (28%), dermatitis acneiform (21%) and pruritis (11%). Reversible, asymptomatic liver enzyme elevations were observed, including Grade 3 elevations in alanine aminotransaminase (ALT; n=7 patients) and aspartate aminotransferase (n=6) and Grade 4 increased ALT (n=2). Other common TRAEs included Grade 1 and 2 asthenia and fatigue (13%), nausea (13% overall including 1 Grade 3 TRAE) and vomiting (8 overall including 1 Grade 3 TRAE). Overall, exarafenib was well-tolerated, with low rates of drug-related treatment interruption (27%), dose reductions (4%), and treatment discontinuations (9%). The mean dose intensity was 91%, with a median of 100%.

Considering these results and our assessment of clinical development timelines for Class II fusion-driven solid tumors, we will not proceed with further clinical development of exarafenib as a monotherapy agent and are exploring strategic alternatives.

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

In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248, in the first quarter of 2022. In the third quarter of 2023, we announced initial dose escalation data from KN-4802.

As of September 11, 2023, the data cutoff, a total of 54 patients were enrolled in the ongoing dose escalation trial for KIN-3248, spanning 6 different dose levels: 5 mg once daily (QD) (dose level; DL 1), 10 mg QD (DL 2), 20 mg QD (DL 3), 30 mg QD (DL 4), 40 mg QD (DL 5) and 50 mg QD (DL 6). This includes 31 patients who have not been previously treated with an FGFR 2/3 inhibitor and 23 patients previously treated with an FGFR2/3 inhibitor. Two PRs were observed, with 1 confirmed PR in a patient with pancreatic cancer who had not received prior treatment with an FGFR2 inhibitor; treatment began at 20 mg QD and was then increased to 30 mg QD.  A dose-response relationship was observed in pharmacodynamic markers, including decreased pERK levels and increased serum phosphate levels. As of the data cut off, the maximum tolerated dose has not yet been determined. The safety and tolerability profile of KIN-3248 is consistent with other FGFR inhibitors in clinical development or currently approved.

As part of the Strategic Plan, we are exploring strategic alternatives for the KIN-3248 program.

Research Programs

In the third quarter of 2023, we announced updates on our small molecule research programs.

KIN-8741: c-MET Inhibitor
KIN-8741 is designed to be a highly selective c-MET inhibitor with broad mutational coverage, including acquired resistance mutations, in solid tumors driven by exon 14-altered and/or amplified c-MET. A primary focus for KIN-8741 is on non-small cell lung cancer, where the c-MET exon 14 alteration serves as the primary driver alteration. We are prioritizing KIN-8741 as part of the Strategic Plan.

KIN-7136: MEK Inhibitor
KIN-7136 is designed to be a brain-penetrant MEK inhibitor. We previously announced that the FDA cleared the IND application for KIN-7136. Based on the Strategic Plan, the Company will not initiate a clinical trial for KIN-7136 at this time.

CDK4 Program
We are evaluating lead potentially brain-penetrant, selective CDK4 inhibitors for potential selection as a drug candidate (DC). We are prioritizing discovery efforts around our CDK4 program as part of the Strategic Plan.

Kinnjiu Acquisition

In February 2023, we announced that we acquired the noncontrolling interests in Kinnjiu previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property, other assets and its legal entity structure. ,We have separated from all Kinnjiu employees.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of September 30, 2023, we had cash and cash equivalents and short-term and long-term investments of $180.3 million. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the nine months ended September 30, 2023 was $95.6 million, and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates and any future product candidates from discovery through preclinical development and into clinical trials as we seek regulatory approval for these product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2023, we had an accumulated deficit of $355.0 million.

In September 2023, we began implementing the Strategic Plan to focus the business on our exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and discovery efforts around our CDK4 selective program. As part of the Strategic Plan, we reduced our workforce by approximately 70% and took related measures to reduce operating expenses. In light of the Strategic Plan, we expect our expenses and capital requirements will decrease  in connection with our ongoing activities as we explore strategic alternatives for two of our clinical stage programs, exarafenib monotherapy and KIN-3248, and focus on advancing exarafenib in combination with binimetinib through clinical development.

However, our expenses and capital requirements could increase if and as we:

•	expand our pipeline of product candidates through our own product discovery and development efforts, in particular our c-MET inhibitor KIN-8741 and CDK4 selective research programs;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and

•	operate as a public company.

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide caused by public health concerns, the ongoing conflicts in the Middle East and between Russia and Ukraine, inflation rates, instability in the banking sector and other factors. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

•
the cost of manufacturing compounds for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations (CMOs); and

•	costs associated with consultants for chemistry, manufacturing and controls (CMC) development, regulatory, statistics and other services, including expenses for technology and facilities

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

We expect our research and development expenses to decrease beginning in the fourth quarter of 2023 as a result of the implementation of the Strategic Plan, including our reduction in workforce. Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, our research and development expenses may increase in the future as we advance exarafenib in combination with binimetinib through clinical development and our c-MET inhibitor KIN-8741 and CDK4 selective research programs.

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

We expect our general and administrative expenses to decrease beginning in the fourth quarter of 2023 as a result of the implementation of the Strategic Plan, including our reduction in workforce.

We expect this decrease in our general and administrative expenses to be partially offset by increased expenses we will continue to incur as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), and those of the Nasdaq Global Select Market or any other national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services. Our future general and administrative expenses will also be dependent on the advancement of our product candidates.

Restructuring Costs

Restructuring costs related to the Strategic Plan primarily consist of severance and other employee-related costs. As part of the Strategic Plan, we reduced our workforce by approximately 70%.

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$24,511	$23,548	$963	$77,397	$62,962	$14,435
General and administrative	6,605	7,824	(1,219)	22,507	22,875	(368)
Restructuring costs	1,973	-	1,973	1,973	-	1,973
Total operating expenses	33,089	31,372	1,717	101,877	85,837	16,040
Loss from operations	(33,089)	(31,372)	(1,717)	(101,877)	(85,837)	(16,040)
Other income, net	2,356	635	1,721	6,286	1,129	5,157
Net loss	$(30,733)	$(30,737)	$4	$(95,591)	$(84,708)	$(10,883)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(unaudited)			(unaudited)
External expenses:
RAF	$8,821	$6,230	$2,591	$23,626	$16,312	$7,314
FGFR	3,550	3,491	59	12,149	9,598	2,551
Other programs and other unallocated costs	3,950	4,589	(639)	13,035	12,161	874
Total external expenses	16,321	14,310	2,011	48,810	38,071	10,739
Internal expenses	8,190	9,238	(1,048)	28,587	24,891	3,696
Total research and development expenses	$24,511	$23,548	$963	$77,397	$62,962	$14,435

Research and development expenses were $24.5 million for the three months ended September 30, 2023 compared to $23.5 million for the three months ended September 30, 2022, an increase of $1.0 million. The increase was primarily attributable to an increase of $2.6 million in external expenses for our RAF program given the increased activity and costs incurred in this program, including increased patient enrollment and site activation. This increase was partially offset by a decrease of $0.6 million in external expenses for our other programs reflecting decreased spend in pipeline research, as well as a decrease of $1.0 million in internal research and development expenses primarily as a result of a decrease in compensation costs for research and development personnel in connection with the reversal of accrued bonuses for separated employees during the three months ended September 30, 2023. For the nine months ended September 30, 2023, research and development expenses were $77.4 million compared to $63.0 million for the same period in 2022, an increase of $14.4 million. The increase was primarily driven by an increase of $9.9 million in external expenses for our RAF and FGFR programs given the increased activity and costs incurred in these programs, including increased patient enrollment and site activation, as well as an increase of $0.9 million in external expenses for our other programs reflecting increased spend in pipeline research. In addition, internal research and development expenses increased $3.7 million as a result of an increase in research and development personnel and higher stock-based compensation during the nine months ended September 30, 2023. We expect research and development expenses to decrease for the remainder of 2023 due to lower external costs in connection with the reprioritization of our programs as part of the Strategic Plan, completion of our exarafenib monotherapy clinical trial, exploration of strategic alternatives for our exarafenib monotherapy and FGFR programs, and a reduction in headcount.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended September 30, 2023 compared to $7.8 million for the three months ended September 30, 2022, a decrease of $1.2 million. The decrease was primarily driven by a decrease in compensation costs for general and administrative personnel in connection with the reversal of accrued bonuses for separated employees and decreased expenses for consulting fees and business insurance during the three months ended September 30, 2023. For the nine months ended September 30, 2023, general and administrative expenses were $22.5 million compared to $22.9 million for the same period in 2022, a decrease of $0.4 million. The decrease was primarily a result of decreased expenses for consulting fees and business insurance during the nine months ended September 30, 2023. Our general and administrative expenses are expected to decrease in the near future as a result of the Strategic Plan.

Restructuring Costs

Restructuring costs were $2.0 million for the three and nine months ended September 30, 2023 compared to nil for the three and nine months ended September 30, 2022, since we did not have any restructuring costs during the prior year. The increase of $2.0 million was due to severance and employee-related costs provided to separated employees related to the Strategic Plan.

Other Income, Net

Other income, net was $2.3 million for the three months ended September 30, 2023 compared to $0.6 million for the three months ended September 30, 2022, an increase of $1.7 million. For the nine months ended September 30, 2023, other income, net was $6.3 million compared to $1.1 million for the same period in 2022, an increase of $5.2 million. These increases were primarily driven by a significant increase in interest rates during 2023 compared to 2022 allowing us to invest maturing securities into higher yielding investments.

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

Strategic Plan

In September 2023, we began implementing our Strategic Plan to (i) prioritize our exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and our discovery efforts around our CDK4 selective program; (ii) explore strategic alternatives for our exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of our MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

As part of the Strategic Plan, we reduced our workforce by approximately 70% and took related measures to reduce operating expenses.

The restructuring costs recorded during the three and nine months ended September 30, 2023 related to one-time employee termination benefits, including severance and employee-related costs provided to separated employees.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to decrease beginning in the fourth quarter of 2023 following the implementation of the Strategic Plan, including our reduction in workforce. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from the Strategic Plan due to unforeseen difficulties, delays or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on whether we decide to pursue any future development efforts. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses could increase significantly, if and as we:

•	advance our RAF program through clinical development;
•	advance the development of our c-MET inhibitor KIN-8741 and CDK4 selective research programs;
•	expand our pipeline of product candidates through our own product discovery and development efforts;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
•	implement operational, financial and management systems;
•	attract, hire and retain additional clinical, scientific, management and administrative personnel;
•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and
•	operate as a public company.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:

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

We lease office space in San Diego, California and San Francisco, California. In June 2021, we entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months with a lease commencement date of March 2022. Additionally, we have an option to extend the SD Lease for an additional five years at the end of the initial term. In August 2021, we entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease) for an initial term that commenced on January 1, 2022 and expires June 30, 2026. Additionally, we have an option to extend the SF Lease for an additional three years at the end of the initial term. As of September 30, 2023, we have $0.9 million and $2.5 million in current and long-term operating lease liabilities, respectively.

As part of our Strategic Plan, as of September 30, 2023, we recorded restructuring costs of $2.0 million related to one-time employee termination benefits as discussed in Note 13.

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

Cash Flows

The following table summarizes our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)

Net cash used in operating activities	$(82,678)	$(65,286)
Net cash provided by (used in) investing activities	87,169	(24,397)
Net cash (used in) provided by financing activities	(7,808)	967
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(3,324)	$(88,718)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $82.7 million. This consisted of our consolidated net loss of $95.6 million and a net decrease in operating assets and liabilities of $0.6 million, net of stock compensation expense of $16.1 million, depreciation expense of $0.6 million and amortization/accretion of investments of $(3.2) million.

Net cash used in operating activities during the nine months ended September 30, 2022 was $65.3 million. This consisted of our consolidated net loss of $84.7 million offset by a net increase in operating assets and liabilities of $3.4 million, net of stock compensation expense of $14.6 million, depreciation expense of $0.4 million and amortization/accretion of investments of $1.0 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was $87.2 million and related primarily to the sales and maturities of short-term and long-term investments totaling $222.7 million partially offset by purchases of short-term and long-term investments totaling $135.5 million.

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 was $7.8 million, which consisted  of the cash portion of the acquisition of redeemable convertible noncontrolling interests in the amount of $9.1 million, partially offset by proceeds from the issuance of common stock under our equity incentive plans and purchases under our employee stock purchase plan of $1.0 million and $0.3 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.0 million, which consisted of proceeds from the issuance of common stock under our equity incentive plans and purchases under our employee stock purchase plan of $0.6 million and $0.4 million, respectively.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10‑K filed with the SEC on March 15, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks related to the following:

Risks Related to our Financial Position and Need for Additional Capital
•	We are early in our development efforts and have a limited operating history and no products approved for commercial sale.
•	We have incurred significant net losses and expect to continue to incur significant net losses for the foreseeable future.
•	Our ability to generate revenue and achieve profitability depends on our ability to achieve our objectives relating to discovery, development and commercialization of our product candidates.
•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates
•	We are substantially dependent on our RAF program.
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	Our discovery and development activities are focused on the development of therapeutics in an evolving area of science.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•
In addition to our RAF program, our prospects depend in part upon discovering, developing and commercializing other product candidates, including our c-MET inhibitor KIN-8741 and CDK4 selective research programs.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
•	In September 2023, we began implementing the Strategic Plan. If the Strategic Plan is unsuccessful, our business may be harmed.
•	Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.
•	Our internal computer systems, or those of any of our service providers, may fail or suffer security or data privacy breaches or incidents.
•	Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China.
•	Our operations are vulnerable to interruption by natural disasters, war, terrorist activity, pandemics and other events.
•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•	The stock-based compensation expense related to our RSUs and other outstanding equity awards will result in increases in our expenses in future periods.
•	Changes in tax laws or in their implementation may adversely affect our business and financial condition.
•	Inflation could negatively impact our business and results of operations.

Risks Related to Our Intellectual Property
•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	Our commercial success depends on our operating without infringing the patents and other proprietary rights of third parties.
•	We may not be successful in obtaining or maintaining rights to our future product candidates.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	Patent reform legislation may increase uncertainties and costs of prosecuting patent applications and enforcing issued patents.
•	Changes in patent law could increase uncertainties and costs of prosecuting patent applications and enforcing issued patents or diminish the value of patents in general.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Dependence on Third Parties
•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
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

We are a clinical-stage precision oncology company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. In May 2021, we initiated KN-8701, a Phase 1 clinical trial evaluating exarafenib. We began dosing exarafenib in humans in the second half of 2021. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. We began dosing KIN-3248 in humans in the second quarter of 2022. However, we have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Historically, we devoted substantially all of our resources to research and development activities, including with respect to our RAF inhibitor and FGFR inhibitor programs and our research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.  As part of the Strategic Plan, we are prioritizing our exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741 and our discovery efforts around our CDK4 selective program, and we have reduced our workforce by approximately 70%.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. We have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not adequately address these risks and difficulties, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $95.6 million for the nine months ended September 30, 2023, and as of September 30, 2023, we had an accumulated deficit of $355.0 million. We are still in the early stages of development of our product candidates. We have initiated our first two clinical trials for exarafenib and KIN-3248 and commenced dosing in humans in each clinical trial. However, we have not yet completed any clinical trials, and we are pursuing strategic alternatives for our exarafenib monotherapy and KIN-3248 programs under the Strategic Plan. As a result, we may never develop a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

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

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine, which we collectively refer to as our Kinnate Discovery Engine, to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of product candidates from our RAF program and preclinical and clinical development of product candidates from our research programs including our c-MET inhibitor KIN-8741 and CDK4, and any other future programs;

•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of product candidates from our RAF program, our c-MET inhibitor KIN-8741 research program, our CDK4 selective research program, and any other future programs;

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditures through at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. Advancing the development of our RAF program, our c-MET inhibitor KIN-8741 research program  and our CDK4 selective research program will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are very early in our development efforts and are substantially dependent on our RAF program. If we are unable to advance any product candidates from our RAF program through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We previously initiated a Phase 1 clinical trial for exarafenib for our RAF program and a Phase 1 clinical trial for KIN-3248 for our FGFR program and have received FDA clearance of the IND application for KIN-7136. As part of the Strategic Plan, we are seeking strategic alternatives for our exarafenib monotherapy and KIN-3248 programs, and are pausing KIN-7136, our MEK inhibitor development program. Going forward, we plan to prioritize our exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741 research program and our CDK4 selective research program. All of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates from our RAF program. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our RAF program will depend on several factors, including the following:

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each alteration will be large enough to allow us to successfully obtain approval for each alteration type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for BRAF or NRAS alteration-driven cancers for our RAF program, we may never successfully identify additional oncogenic alterations in putative cancer driver genes. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

In addition to our RAF program, our prospects depend in part upon discovering, developing and commercializing other product candidates, including our c-MET inhibitor KIN-8741 and CDK4 selective research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our RAF program, our c-MET inhibitor KIN-8741 research program and our CDK4 selective research program. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

A key element of our strategy is to use and expand our Kinnate Discovery Engine to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery, preclinical development and clinical development of product candidates in our RAF and FGFR programs, such product candidates, and any other product candidates we have identified, may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. Our Kinnate Discovery Engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genomic alterations which are oncogenic and are targeted for patient populations or identifying acquired and intrinsic resistance mutations that present sufficient commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. For example, we are seeking strategic alternatives for our exarafenib monotherapy and KIN-3248 programs under the Strategic Plan. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.

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

Although we initiated Phase 1 clinical trials and began dosing in humans for both exarafenib (our RAF program) and KIN-3248 (our FGFR program), we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. For example, as part of the Strategic Plan, we are seeking strategic alternatives for our exarafenib monotherapy and KIN-3248 programs. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreements with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In April 2021, we filed an IND for exarafenib with the FDA. The FDA cleared our IND for exarafenib in May 2021, and we initiated KN-8701, a Phase 1 clinical trial for exarafenib and began dosing exarafenib in humans in the second half of 2021. In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in the second quarter of 2022. In the third quarter of 2023, we announced that the FDA cleared the IND application for KIN-7136. However, we may not be able to file IND applications for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, while we have not observed similar results in toxicology studies for exarafenib, during toxicology studies in cynomolgus monkeys for one of our prior generation RAF product candidates, moribund terminations of two monkeys in our high dose cohorts occurred. Although we have initiated Phase 1 clinical trials for our RAF and FGFR programs, we have not yet initiated clinical trials for any of our other product candidates, and it is likely that there will be side effects associated with use of our product candidates as is typically the case with oncology drugs. Our Phase 1 KN-8701 clinical trial evaluating exarafenib includes dose escalation, which increases the risk of the occurrence of adverse events in the clinical trial. As of the September 11, 2023 data cutoff, data from the monotherapy arm of KN-8701 indicates that treatment-related adverse events (TRAEs) were observed in 73% of patients, with 51% experiencing skin-related TRAEs. Reversible, asymptomatic liver enzyme elevations were also observed in the monotherapy arm of KN-8701. Other common TRAEs in the monotherapy arm of KN-8701 included Grade 1 and 2 asthenia and fatigue, nausea and vomiting. Similar risks could be present in our other current or future clinical trials, including in the combination arm of KN-8701 evaluating exarafenib with binimetinib. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials to such clinical trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In our RAF program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF/NRAS alteration will be included in the approved drug label. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

Additionally, certain third parties with whom we engage or may engage are impacted by COVID-19. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of COVID-19, there were delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could have delayed or otherwise impacted our preclinical studies and our ongoing or planned future clinical trials.  The impact of COVID-19 on hospitals and clinical sites could have an impact on recruitment and retention for our ongoing and planned future clinical trials. Certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to clinical trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these clinical trials and the findings from these clinical trials. While we are currently continuing our preclinical activities and progressing with our ongoing clinical trials and in our plans for planned future clinical trials, we may experience delays in the completion of our preclinical studies, the continuation of our ongoing clinical trials, the initiation of our planned future clinical trials, patient selection or enrollment or in the progression of our activities related to our ongoing and planned future clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such clinical trials due to the effects of COVID-19, or other public health concerns.

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

We have limited resources and are currently focusing our efforts on our RAF program for development in particular indications and advancing our c-MET inhibitor KIN-8741 and CDK4 selective research programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our RAF program, our c-MET inhibitor KIN-8741 research program for development in particular indications and advancing our CDK4 selective research program. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for our RAF program and our research programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for our RAF  program, our c-MET inhibitor KIN-8741 and our CDK4 selective research program, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We could face competition from existing products and products in development for each of our programs. For our RAF program, there are currently three BRAF-targeted kinase inhibitor drugs approved for use in Class I BRAF mutations: Novartis AG’s Tafinlar (dabrafenib), Genentech’s, a member of the Roche Group, Zelboraf (vemurafenib) and Pfizer’s Braftovi (encorafenib) are used in BRAF mutated melanomas, Tafinlar (dabrafenib) is also used in mutated NSCLC, anaplastic thyroid cancer, and unresectable and metastatic solid tumors except CRC, Braftovi (encorafenib) is also used in mutated CRC in combination with cetuximab. FORE-8394 / PLX8394, a BRAF homodimer disruptor, is currently in Phase 2 clinical trials with Fore Biotherapeutics. Second-generation BRAF dimer signaling inhibitors, such as naporafenib and belvarafenib (HM95573, RG6185), designed to inhibit mitogen-activated protein kinase (MAPK) pathway signaling without causing pathway rebound, are in Phase 1 or Phase 2 clinical trials with Erasca and Genentech / Hanmi Pharmaceutical co. ltd, respectively. Mapkure, LLC’s BGB3245 and Day One Pharmaceuticals’ DAY101 are also currently in clinical development, along with other RAF inhibitors.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval, which can facilitate the development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improving cancer patient care.  In October 2023, FDA published a proposed rule that will phase out the agency’s enforcement discretion policy for LDTs. Such proposed rule and future issuances from the FDA, EMA and other comparable regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

In addition, in California the CCPA created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the CPRA, which was approved by California voters in the November 3, 2020 election and became effective January 1, 2023. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Delaware and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. The CCPA, CPRA, and these other laws, as well as other new laws that may be proposed or enacted, could increase our potential liability, require us to modify our policies and practices, cause us to incur increased costs and expenses, and adversely affect our business.

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

In August 2021, the SEC announced that it had approved Nasdaq’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these listing rules, Nasdaq-listed companies are required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Select Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under these listing rules, a “Diverse” director is someone who self-identifies either as (i) female or (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community. The SEC’s approval of Nasdaq’s rule change is subject to ongoing litigation, the outcome of which remains uncertain.

Our board of directors currently includes four female directors and two diverse directors. We are in compliance with the Nasdaq rules.  However, if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new Nasdaq listing rules, we could be out of compliance with these new Nasdaq listing rules. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under Nasdaq listing rules, which may expose us to financial penalties and adversely affect our reputation.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

In September 2023, we began implementing our Strategic Plan. The Strategic Plan may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, or increase litigation, in which case our business could be harmed.

In September 2023, we began implementing our Strategic Plan to: (i) prioritize our exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and our discovery efforts around our CDK4 selective program; (ii) explore strategic alternatives for our exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of our MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

As part of the Strategic Plan, we reduced our workforce by approximately 70% and took related measures to reduce operating expenses. In addition, we separated from all employees of our wholly-owned subsidiary in China, Kinnjiu Biopharma.

Despite our efforts, the Strategic Plan may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, and increase litigation, which could harm our business and results of operations. We may not be able to successfully develop exarafenib in combination with binimetinib, our c-MET inhibitor KIN-8741 or our CDK4 selective research program, or find suitable strategic alternatives for our exarafenib monotherapy and KIN-3248 FGFR inhibitor programs. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Plan.  We may not realize, in full or in part, the anticipated benefits and savings from the workforce restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Strategic Plan, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Strategic Plan could yield unanticipated consequences, such as increased difficulties in our day-to-day operations, attrition beyond planned workforce reductions, reduced employee morale, and difficulty attracting and retaining qualified management, scientific, and other personnel critical to our business. If employees who were not affected by the workforce reduction pursue alternative employment, we may need to seek contractor support, which could harm our productivity and add unplanned expense. The implementation of the workforce restructuring could also lead to litigation brought by or on behalf of our former employees.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

We currently have a small team focused on research and development of small molecule kinase inhibitors. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. Under the Strategic Plan, we recently reduced our workforce by approximately 70%. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Furthermore, our workforce restructuring in connection with the Strategic Plan may result in increased attrition beyond our intended reduction-in-force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Many of our research and preclinical activities are conducted by third parties outside of the United States, including in China. A significant disruption in the operations of those third parties, a trade war or political unrest in China or other areas in which these third parties are located could materially adversely affect our business, financial condition and results of operations.

We conduct many of our research and preclinical activities with contracted third parties located outside of the United States, including in China.  In February 2023, we announced that we acquired the ownership stake of Kinnjiu previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property, other assets and legal entity structure.  In addition, we separated from all Kinnjiu personnel. Any disruption in the operations of such third parties  or in their ability to meet our needs, whether as a result of (i) operational challenges, such as delays or disruptions in supply chains, difficulties in hiring and retaining key employees and other service providers, or changes in or failure to successfully execute development, commercialization or other strategic plans, (ii) regulatory obstacles caused by changes in or newly adopted applicable rules and regulations of governing entities, (iii) adverse global or regional economic conditions or geopolitical conflicts, such as the ongoing conflicts in the Middle East and between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, (iv) a natural disaster or public health emergency, such as the COVID-19 pandemic, or (v) other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties and Kinnjiu are located in China, we are exposed to the possibility of disruption and increased costs in the event of changes in the foreign policies of the United States government or the domestic or foreign policies of the government of China, political unrest or unstable economic conditions in China. For example, a trade war between the United States and China could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

We may need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

Under the Strategic Plan, we recently reduced our workforce by approximately 70%, but in order to successfully implement our development and commercialization plans and strategies, and as we continue operating as a public company, we may need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for our RAF program and our other product candidates, while complying with any contractual obligations to contractors and other third parties;

•	managing increasing operational and managerial complexity; and
•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from our RAF program, our c-MET inhibitor KIN-8741 and CDK4 selective research program will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates in our RAF program, our c-MET inhibitor KIN-8741 and CDK4 selective research program and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home. Depending on public health concerns, we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

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

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad (such as the ongoing conflicts in the Middle East and between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties); and

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

We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct U.S. research and experimental costs in the year incurred and instead requires U.S. research and experimental costs to be capitalized and amortized ratably over a five-year period. Any such costs attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the United States has recently enacted the Inflation Reduction Act of 2022, which includes a 1% excise tax on stock buybacks and the imposition of a 15% alternative minimum tax on global adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Such changes may adversely affect our effective tax rates, cash flows, business and financial condition.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our future licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The Supreme Court of the United States has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit recently issued a decision involving the interaction of patent term adjustment, terminal disclaimers, and obvious-type double patenting. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. In addition, the ongoing conflicts in the Middle East and between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties, could negatively impact supply chains that directly or indirectly affect manufacturing processes necessary for the continued development and potential commercialization of our product candidates. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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
•
general economic, political, industry and market conditions and instability (such as those created by the ongoing conflicts in the Middle East and between Ukraine and Russia, including, without limitation, sanctions against Russia imposed by the United States, the European Union and others, and instability in the banking sector).

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
•
the timing and outcomes of preclinical studies and clinical trials for product candidates from our RAF program, and any product candidates from our c-MET inhibitor KIN-8741 and CDK4 selective research programs, or competing product candidates;

•	the need to conduct unanticipated clinical trials or clinical trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with our RAF program, our c-MET inhibitor KIN-8741 research program or our CDK4 selective research program, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of product candidates from our RAF program, our c-MET inhibitor KIN-8741 research program or our CDK4 selective research program;
•	the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our RAF program, our c-MET inhibitor KIN-8741 research program or our CDK4 selective research program;

•
our ability to commercialize product candidates from our RAF program, our c-MET inhibitor KIN-8741 research program or our CDK4 selective research program, if approved, inside and outside of the United States, either independently or working with third parties;

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

KINNATE BIOPHARMA INC.

November 9, 2023	By:	/s/ Nima Farzan
Nima Farzan
Chief Executive Officer and President
(Principal Executive Officer)

November 9, 2023	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)