Form 10-K
period 2023-12-31
Kinnate Biopharma Inc.
filed 2024-03-28
CIK 1797768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39743

KINNATE BIOPHARMA INC.
(Exact name of Registrant as specified in its Charter)

Delaware	82-4566526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address Not Applicable[1]	Zip Code Not Applicable[1]
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 299-4699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KNTE	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023 (the last day of the Registrant’s most recently completed second fiscal quarter) was approximately $76 million.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2024 was 47,225,312.

1 Kinnate Biopharma Inc. (the “Registrant”) terminated its lease agreements for office space. Accordingly, the Registrant does not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, any stockholder communication required to be sent to the Registrant’s principal executive offices may be directed to the Registrant at Kinnate Biopharma Inc., 800 West El Camino Real, Suite 180, Mountain View, CA 94040.

Auditor Name: KPMG LLP

Auditor Location: San Diego, California

Auditor Firm ID: 185

i

ii

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our expectations related to the Agreement and Plan of Merger, dated as of February 16, 2024 (the Merger Agreement), among us, XOMA Corporation, a Delaware corporation (XOMA), and XRA 1 Corp., a Delaware corporation and a wholly-owned subsidiary of XOMA (Merger Sub), including regarding the ability of the parties to complete the transactions contemplated by the Merger Agreement, the ability of the parties to satisfy the conditions to the consummation of the tender offer contemplated by the Merger Agreement (the Offer) and the other conditions set forth in the Merger Agreement, the possibility of any termination of the Merger Agreement, our ability to retain key personnel, the expected timetable for completing the transactions contemplated by the Merger Agreement, our and XOMA’s beliefs and expectations and statements about the benefits sought to be achieved by XOMA’s proposed acquisition of us, the potential effects of the acquisition on both us and XOMA and whether or not the conditions for payment in respect of contingent value rights (CVRs) pursuant to the Contingent Value Rights Agreement that we expect to enter into with a rights agent and a representative, agent and attorney-in-fact of the holders of the CVRs at or prior to the completion of the Offer will be met;

•	the timing of and steps to implement our Strategic Plans (as defined below);

•	the ability of any future preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•
the timing, progress and results of any future preclinical studies and clinical trials for our product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, the period during which the results of the preclinical studies or clinical trials will become available;

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (INDs) and final approval by the U.S. Food and Drug Administration (FDA) of our current product candidates and any other future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance any future product candidates and programs into, and successfully complete, clinical trials;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	our competitive position and the success of competing therapies that are or may become available;

•	our plans relating to the further development of our product candidates;

•	existing regulations, regulatory developments and the outcome of related litigation in the United States, Europe and other jurisdictions;

•	our expectations regarding the impact of public health concerns, supply chain disruptions, inflation and other drivers of macroeconomic volatility on our business;

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

•
our continued reliance on third parties to conduct any future preclinical studies and clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

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

Except as otherwise indicated, we have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent, standalone company. If the transactions contemplated by the Merger Agreement (as defined below) are consummated, many of the forward-looking statements contained in this Annual Report on Form 10-K would no longer be applicable.

Item 1.	Business

Overview

We are a clinical-stage precision oncology company that has focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

Proposed Agreement and Plan of Merger

On February 16, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with XOMA Corporation, a Delaware corporation (XOMA), and XRA 1 Corp., a Delaware corporation and a wholly owned subsidiary of XOMA (Merger Sub). The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock, par value $0.0001 per share (Common Stock), by XOMA through a cash tender offer (the Offer) by Merger Sub, for a price per share of the Common Stock of (A) $2.3352 (the Base Price Per Share), plus (B) an additional amount of cash between $0.00 and $0.2527 per share of Common Stock (such amount as finally determined in accordance with the Merger Agreement, the Additional Price Per Share, and together with the Base Price Per Share, the Cash Amount), plus (C) one contingent value right (a CVR, and each CVR together with the Cash Amount, the Offer Price); and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, as amended (the DGCL), the merger of Merger Sub with and into us (the Merger) with us surviving the Merger as a wholly-owned subsidiary of XOMA, without a meeting or vote of our stockholders.

We expect to devote significant time and resources to the completion of the transactions contemplated by the Merger Agreement. However, there can be no assurances that such activities will result in the completion of such transactions. Further, the completion of the transactions contemplated by the Merger Agreement may ultimately not deliver the anticipated benefits or enhance shareholder value. If the transactions contemplated by the Merger Agreement are not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the transactions contemplated by the Merger Agreement are not completed:

•
Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like that contemplated by the Merger Agreement.

•	Operate our business. Our board of directors may elect to seek new product candidates for development.

•
Dissolve and liquidate our assets. If, for any reason, the transactions contemplated by the Merger Agreement do not close, our board of directors may conclude that it is in the best interest of stockholders to dissolve the company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

The tender offer is being made subject to all terms and conditions set forth in the Offer to Purchase, dated March 4, 2024 (as amended or supplemented from time to time, the Offer to Purchase), and in the related Letter of Transmittal (as amended or supplemented from time to time, the Letter of Transmittal, which together with the Offer to Purchase constitutes the Offer).

If the Offer and the Merger are completed, the holders of our Common Stock, Company Options and RSUs will be entitled to receive one CVR per share of Common Stock, share of Common Stock underlying a Company Option, or RSU, as applicable, representing the right to receive, subject to the terms and conditions of the Contingent Value Rights Agreement that we expect to enter into with a rights agent and a representative, agent and attorney in-fact of the holders of the CVRs at or prior to the completion of the Offer (the CVR Agreement). Each CVR will represent a contractual right to receive contingent cash payments equal to (i) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any sale, transfer, license or other disposition (each, a Disposition) by us, of all or any part of the rights, intellectual property and other assets related to (A) Exarafenib (as defined below) and/or (B) any other pan-RAF inhibitor entered into prior to the time at which Merger Sub first irrevocably accept for purchase the shares of Common Stock tendered in the Offer (the Offer Closing Time) and (ii) 85% of the Net Proceeds, if any, from any Disposition by XOMA or any of its affiliates, including us after the Merger, of all or any part of the CVR Products (as defined below) effected during the period beginning at the effective time of the Merger (the Effective Time) and ending one year following the date of the closing of the Merger (the Disposition Period), in each case, which Net Proceeds are received within five years of the closing of the Merger (such date, the Expiration Date, and such proceeds, collectively, the CVR Proceeds). Pursuant to the CVR Agreement, CVR Products means, collectively, (a) Exarafenib, an inhibitor for the treatment of patients with lung cancer, melanoma and other solid tumors (Exarafenib), (b) our product candidate known as KIN-3248, an inhibitor for the treatment of patients with intrahepatic cholangiocarcinoma, (c) our product candidate known as KIN-8741, an inhibitor with broad mutational coverage across a variety of solid tumors in which c-MET is overexpressed, (d) any product or product candidate contained in, arising from or related to the foregoing programs or (e) any of our other research program active as of the Effective Time.

In the event that no CVR Proceeds become payable prior to the Expiration Date, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. During the Disposition Period, Merger Sub shall, and shall cause its subsidiaries, licensees and rights transferees to, use commercially reasonable efforts to enter into one or more agreements for a Disposition as promptly as practicable following the Effective Time.

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing or making illegal the consummation of the Merger, Merger Sub will merge with and into us, with the Company surviving as a wholly-owned subsidiary of XOMA, pursuant to the procedure provided for under Section 251(h) of the DGCL, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the closing time of the Offer. Pursuant to the terms of the Merger Agreement, as of the Effective Time, by virtue of the Merger and without any action on the part of the holders, (i) each outstanding share of our Common Stock (other than any shares of Common Stock held in the treasury of us, owned, directly or indirectly, by XOMA, Merger Sub or any subsidiary of XOMA, irrevocably accepted for purchase in the Offer or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive the Offer Price, (ii) the vesting of each option to purchase shares of Common Stock (the Company Options) shall be accelerated and (A) each of the Company Options that has an exercise price per share that is less than the Cash Amount (each, an In-the-Money Option) that is then outstanding will be cancelled in exchange for the right to receive (1) an amount in cash without any interest, less any applicable tax withholding, equal to the product of (x) the total number of shares of Common Stock underlying such In-the-Money Option as of immediately prior to the Effective Time multiplied by (y) the excess of the Cash Amount over the applicable exercise price per share under such In-the-Money Option and (2) one CVR for each share of Common Stock underlying such In-the-Money Option and (B) each Company Option that has an exercise price per share that is equal to or greater than the Cash Amount (each, an Out-of-the-Money Option) that is then outstanding will be cancelled in exchange for the right to receive one CVR for each share of Common Stock underlying such Out-of-the-Money Option; provided that each such CVR will provide for payment only after amounts otherwise payable under such CVR exceed a threshold equal to the excess of the per share exercise price of such Out-of-the-Money Option over the Cash Amount and (iii) the vesting of each restricted stock unit for shares of Common Stock (RSU) shall be accelerated and each RSU that is then outstanding will be cancelled in exchange for the right to receive (A) an amount in cash without interest, less any applicable tax withholding, equal to the Cash Amount and (B) one (1) CVR.

The obligation of Merger Sub to purchase shares of Common Stock validly tendered pursuant to the Offer and not validly withdrawn prior to the expiration of the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including: (i) that the number of shares of Common Stock validly tendered and not properly withdrawn equals at least one share more than 50% of the number of shares of Common Stock that are then issued and outstanding as of the expiration of the Offer (the Minimum Tender Condition); (ii) that there be no Legal Restraints (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of representations and warranties we have made in the Merger Agreement, including that, since the date of the Merger Agreement, there shall not have occurred any Company Material Adverse Effect (as defined in the Merger Agreement); (iv) our compliance in all material respects with our obligations under the Merger Agreement; (v) that no termination of the Merger Agreement has occurred; and (vi) that our Closing Net Cash (as defined in and determined in accordance with the Merger Agreement) is at least $120.0 million (the Closing Net Cash Condition) (each of (i) through (vi) individually, an Offer Condition, and collectively, the Offer Conditions). The obligations of the XOMA and the Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition. Merger Sub expressly reserves the right, in its sole discretion, to: (i) waive, in whole or in part, any Offer Condition other than the Minimum Tender Condition; and/or (ii) modify the terms of the Offer in a manner not inconsistent with the Merger Agreement, subject to certain exceptions described in the Merger Agreement and the Offer to Purchase.

The Merger Agreement contains customary representations and warranties by XOMA, Merger Sub and us. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of our business between signing and closing.

The Merger Agreement contains customary non-solicitation restrictions prohibiting our solicitation of alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such alternative business combination transaction, subject to customary exceptions in the event of an acquisition proposal that was not solicited in violation of these restrictions and that the board of directors or the Special Committee of the board of directors (the Special Committee) determines constitutes or could reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement).

The Merger Agreement contains customary termination rights for both XOMA and Merger Sub, on the one hand, and us, on the other hand, including, among others, for failure to consummate the Offer on or before June 16, 2024. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with our entry into an agreement with respect to a Superior Company Proposal, we will be required to pay XOMA a termination fee of approximately $3.5 million. If XOMA terminates the Merger Agreement due to us having Closing Net Cash of less than $120.0 million, we will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of $1.25 million.

We anticipate that the Offer and the Merger contemplated under the Merger Agreement will be consummated in the first half of 2024. However, there can be no assurance that the Offer and the Merger contemplated by the Merger Agreement will be completed.

If the Merger is effected, our Common Stock will be delisted from The Nasdaq Stock Market LLC and our obligation to file periodic reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), will terminate, and we will be privately held.

Asset Purchase Agreement

On February 27, 2024, we entered into an Asset Purchase Agreement (the Purchase Agreement) by and among us and Pierre Fabre Médicament, SAS (Pierre Fabre), pursuant to which we sold the global rights to Exarafenib, and other pan-RAF program assets to Pierre Fabre, subject to the terms and conditions of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, Pierre Fabre purchased Exarafenib and other pan-RAF assets and will assume 100% of the ongoing program and costs associated with these assets. We will receive a total consideration of up to $31.0 million, consisting of $500,000 at closing, and an additional $30.5 million contingent upon the earlier of (i) the dosing of the first patient in the first pivotal trial for Exarafenib or any other acquired asset, (ii) the application for accelerated approval pursuant to the U.S. Food and Drug Administration’s Accelerated Approval Program for Exarafenib or any other acquired asset or (iii) the submission of a marketing application for regulatory approval for Exarafenib or any other acquired asset. In addition, Pierre Fabre will assume up to $5.0 million of trade payables for the transferred assets. The transaction is not subject to closing conditions and closed upon signing.

In connection with our transaction with XOMA, our stockholders will receive 100% of the Net Proceeds payable from the $30.5 million contingent payment, assuming the closing of the proposed transaction with XOMA occurs and such proceeds are received prior to the Expiration Date.

Business and Programs

In September 2023, the Company’s board of directors, based on a strategic review of the Company’s business, approved a reprioritization of the Company’s research and development programs and a workforce restructuring (the September 2023 Strategic Plan).

In January 2024, we announced a further workforce restructuring and the exploration of strategic alternatives for the Company in an effort to maximize shareholder value and we subsequently suspended almost all of our research and development activities (the January 2024 Strategic Plan, and together with the September 2023 Strategic Plan, the Strategic Plans). Prior to this announcement, our business focused on expanding on the promise of targeted therapies and developing medicines for known oncogenic drivers where there are no approved targeted drugs and to overcome the limitations of marketed cancer therapies, such as non-responsiveness or acquired and intrinsic resistance.

Exarafenib and other pan-RAF programs

On February 27, 2024, we entered into the Purchase Agreement, pursuant to which we sold the global rights to Exarafenib and our other pan-RAF program assets to Pierre Fabre, as previously described.

Prior to the Purchase Agreement, we conducted a Phase 1 study of Exarafenib for the treatment of patients with lung cancer, melanoma and other solid tumors with BRAF Class I, Class II and Class III alterations, as well as NRAS mutant melanoma. We explored Exarafenib as a monotherapy and in combination with a mitogen-activated protein kinase (MEK) inhibitor binimetinib. In September 2023, we announced results from the monotherapy dose expansion phase of KN-8701. The clinical data support Exarafenib’s favorable safety and tolerability profile and favorable pharmacokinetic/pharmacodynamic properties. However, considering these results and our assessment of clinical development timelines for Class II fusion-driven solid tumors, as part of the September 2023 Strategic Plan, we decided not to proceed with further clinical development of Exarafenib as a monotherapy agent. We have ceased further development of the program in light of the January 2024 Strategic Plan and the Purchase Agreement with Pierre Fabre.

KIN-3248

KIN-3248, a Fibroblast Growth Factor Receptors (FGFR) inhibitor, was designed for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining, as well as other solid tumors. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. In September 2023, we announced results from the dose escalation phase of KN-4802 and, as part of the September 2023 Strategic Plan we decided not to proceed with further clinical development of KIN-3248 and to instead explore strategic alternatives for the KIN-3248 program.

Other Research Programs

We have developed three additional small molecule programs, a MEK inhibitor (KIN-7136), a c-MET inhibitor (KIN-8741) and a Cyclin-Dependent Kinase 4 (CDK4) inhibitor. In the third quarter of 2023, we announced that the FDA cleared the IND application for KIN-7136. In the fourth quarter of 2023, the FDA cleared the IND application for KIN-8741 and we declared a drug candidate for our CDK4 program (KIN-7324). We have suspended almost all of our research and development activities in light of the January 2024 Strategic Plan.We currently own worldwide development and commercial rights for all our programs.

Kinnjiu Acquisition

In February 2023, we announced that we acquired the ownership stake of Kinnjiu Biopharma Inc. (Kinnjiu), the China joint venture that we established in May 2021, previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including its legal entity structure. As part of the September 2023 Strategic Plan, we separated from all Kinnjiu employees.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including obtaining, maintaining and defending our patent rights. We own the patent applications relating to our lead and planned product candidates. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications and obtaining issued patents in the United States and in markets outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend, in part, on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements and product candidates; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of March 1, 2024, our patent portfolio consists of issued patents and pending patent applications that we own related to our small molecule kinase inhibitor FGFR, MEK, c-MET, and CDK4 programs. In total, we own 6 issued United States patents, 16 pending United States patent applications, seven international patent applications filed under the Patent Cooperation Treaty (PCT application) and 29 pending patent applications in various markets outside of the United States, including Europe, China and Japan.

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

Commercialization

We retain significant development and commercial rights to our product candidates. We currently have no sales, marketing or commercial product distribution capabilities. Our commercialization plans are dependent on the completion of the Merger and the results of our Strategic Plans.

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

To date, we have obtained for our current product candidates active pharmaceutical ingredients (API) from Patheon API Services, Inc. and Shanghai STA Pharmaceutical Co. and drug product from BioDuro LLC, some of whom we currently rely on as single-source contract manufacturing organizations (CMOs).

If we resume advancing our product candidates through development, we will explore adding backup suppliers for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, such as the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (NDA) process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (GLP);

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (IRB), or ethics committee at each clinical trial site before each clinical trial may be initiated;

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently-approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

FDA Regulation of Companion In Vitro Diagnostics

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

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the Request for Evaluation of Automatic Class III Designation, or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Facilities

We formerly had offices located in San Diego, California and San Francisco, California. In January and February 2024, we assigned our lease agreements in San Diego and San Francisco, respectively, and became a remote-only company. We believe that suitable office space will be available as and when needed.

Employees and Human Capital Resources

As of December 31, 2023, we had 27 employees, all of which were full-time employees, and 17 of which were engaged in research and development. We consider our relationship with our employees to be good. In January 2024, we announced a further reduction in force (RIF) in light of the January 2024 Strategic Plan and in March 2024 we completed another RIF.  We currently have 10 remaining full-time employees.

Corporate Information

We were incorporated in Delaware in January 2018. We are a remote-only company and therefore we do not have principal executive offices. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended (the Securities Act), and Securities Exchange Act of 1934, any stockholder communication required to be sent to the Company’s principal executive offices may be sent to Kinnate Biopharma Inc., 800 West El Camino Real, Suite 180, Mountain View, California 94040. Our telephone number is (858) 299-4699. Our website address is www.kinnate.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

We may announce material information to the public through filings with the SEC, our website, press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with the public about Kinnate, its product candidates and other matters. As such, investors, the media and others are encouraged to review the information disclosed through our social media and other channels listed above as such information could be deemed to be material information. Please note that this list may be updated from time to time. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Risks Related to the Offer and the Merger
•
The Offer and the Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

•
The consideration payable to holders of our Common Stock pursuant to the Merger Agreement will be adjusted if our net cash amount exceeds a certain threshold but will not otherwise be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.

•	Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
•	The Merger Agreement contains provisions that could discourage a potential competing acquirer.
•	Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.
•
We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

•	Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
•
While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

•	We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.
•
If we are not able to complete the Offer and the Merger, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

•	We may not realize any additional value in a strategic transaction.
•
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

•
Our ability to consummate the Offer and the Merger or complete another strategic transaction or a dissolution and liquidation of the Company depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.

•	Our principal stockholders and management, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders for approval.

Risks Related to our Financial Position and Need for Additional Capital
•	We are early in our development efforts and have a limited operating history and no products approved for commercial sale.
•	We have incurred significant net losses and expect to continue to incur significant net losses for the foreseeable future.
•
If the Merger is not completed, we will reconsider our strategic alternatives, including dissolving and liquidating our assets, pursuing another strategic transaction, or operating our business. Our future capital requirements depend on many factors, and adequate additional financing may not be available to us on acceptable terms, or at all.

•	We will require substantial additional capital to finance our operations.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates
•	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates.
•	The outcome of testing and early clinical trials may not be predictive of the success of later clinical trials.
•	The regulatory approval processes of regulatory authorities are lengthy, time consuming and unpredictable.
•	We have no experience as a company in conducting clinical trials to completion.
•	Our product candidates may cause significant adverse events, toxicities or other undesirable side effects.
•	Data from our preclinical studies and clinical trials may change as more data become available and are subject to verification.
•	We could experience delays or difficulties in the enrollment or maintenance of patients in clinical trials.
•	We face substantial competition which may result in others discovering, developing or commercializing products before us.
•	Our product candidates may not achieve adequate market acceptance among the medical community.
•	The market opportunities for our product candidates may be limited to certain smaller patient subsets.

Risks Related to Regulatory Approval and Other Legal Compliance Matters
•	We may be unable to obtain regulatory approval and be unable to commercialize our product candidates.
•	Regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.
•	Obtaining regulatory approval in one jurisdiction does not mean we will be successful in other jurisdictions.
•	Any product candidates that receive regulatory approval will be subject to post-marketing regulations.
•
Where appropriate, we plan to secure approval from regulatory authorities through accelerated registration pathways. If we are unsuccessful, we may be required to conduct additional preclinical studies or clinical trials.

•	We may seek, but not obtain, additional Fast Track designations from the FDA for our product candidates.
•	A Breakthrough Therapy designation by the FDA may not lead to a faster review or approval process.
•	We may not be able to obtain orphan drug designation or maintain orphan drug exclusivity for one or more of our product candidates.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
•	In September 2023, we began implementing the Strategic Plans. If the Strategic Plans are unsuccessful, our business may be harmed.
•	Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.
•	Our operations are vulnerable to interruption by natural disasters, war, terrorist activity, pandemics and other events.

Risks Related to Our Intellectual Property
•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The scope of our patent protection may not be sufficiently broad, or we could lose patent protection.
•	We may not be successful in obtaining or maintaining rights to our future product candidates.
•	We may be involved in lawsuits to protect or enforce our patents or our future licensors’ patents.
•	The outcome of derivation proceedings may require us to cease using or attempt to license the related technology.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Patent terms may be inadequate to protect our competitive position on our product candidates.
•	If we do not obtain patent term extension for our product candidates, our business may be materially harmed.
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Dependence on Third Parties
•	We rely on third parties to conduct our preclinical studies and clinical trials, and they may not perform satisfactorily.
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

Risks Related to the Offer and the Merger

The Offer and the Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On February 16, 2024, we entered into the Merger Agreement with XOMA and Merger Sub, pursuant to which, and upon the terms and subject to the conditions of, Merger Sub commenced a cash tender offer to purchase our Common Stock. After the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and as a wholly owned subsidiary of XOMA, and pursuant to the Merger, each share of Common Stock that is not validly tendered and irrevocably accepted for purchase pursuant to the Offer, except as provided in the Merger Agreement, will be converted in the Merger into the right to receive an amount equal to the Merger Consideration (as defined in the Merger Agreement). Merger Sub’s obligation to accept shares of Common Stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of Common Stock validly tendered and not validly withdrawn, equals one share more than 50% of the number of shares of Common Stock then outstanding; (ii) our Closing Net Cash will be at least $120.0 million as of the expiration of the Offer; (iii) the accuracy of our representations and warranties contained in the Merger Agreement, including that, since the date of the Merger Agreement, there shall not have occurred any Company Material Adverse Effect, (iv) our performance in all material respects of its obligations under the Merger Agreement and (v) the other conditions set forth in Exhibit A to the Merger Agreement. The obligations of XOMA and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger.

Our share price may also fluctuate significantly based on announcements by XOMA, other third parties, or us regarding the Offer and the Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Tender Condition or other conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the Offer or the Merger, could cause us not to satisfy the closing condition relating to the absence of Legal Restraints (as defined in the Merger Agreement) (the Legal Restraint Condition) and thus the Offer and the Merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Closing Net Cash Condition.

If we do not consummate the Offer and the Merger, the price of our Common Stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Common Stock.

The consideration payable to holders of our Common Stock, In-the-Money Options and RSUs pursuant to the Merger Agreement will be adjusted if our net cash amount exceeds a certain threshold but will not otherwise be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.

The consideration payable to holders of our Common Stock, In-the-Money Options and RSUs will be adjusted based on our Closing Net Cash but will not be otherwise adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our shares of Common Stock.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Offer and the Merger are completed, the holders of our Common Stock, Company Options and RSUs will be entitled to receive one CVR per share of Common Stock, share of Common Stock underlying a Company Option, or RSU, as applicable, representing the right to receive, subject to the terms and conditions of the CVR Agreement. Each CVR will represent a contractual right to receive contingent cash payments equal to (i) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any Disposition by the Company, of all or any part of the rights, intellectual property and other assets related to (A) Exarafenib and/or (B) any other pan-RAF inhibitor entered into prior to the Offer Closing Time, and (ii) 85% of the Net Proceeds, if any, from any Disposition by XOMA or any of its affiliates, including the Company after the Merger, of all or any part of the CVR Products effected during the Disposition Period, in each case, which Net Proceeds are received prior to the Expiration Date. In the event that no CVR Proceeds become payable prior to the Expiration Date, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a Disposition, as outlined above, and no such Disposition is achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate or knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify XOMA of such proposal and negotiate in good faith with XOMA prior to terminating the Merger Agreement or effecting a change in the recommendation of our board of directors and the Special Committee to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for XOMA and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay XOMA a termination fee of $3.5 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and the Merger. Any such future litigation may adversely affect our ability to complete the Offer and the Merger and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions not involving the Company, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger, severance payments and retention bonuses. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 we filed with the SEC on March 4, 2024.

While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and the Merger are consummated, the Offer and the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and the Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and the Merger are pending or in the event that we are unable to consummate the Offer or the Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the Offer and the Merger, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice and our intent to wind down our activities, and restricts us from taking certain actions with respect to our business and financial affairs without XOMA’s consent. Such restrictions will be in place until either the Offer and the Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the Merger. For these and other reasons, the pendency of the Offer and the Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and the Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal, the Company will be required to pay XOMA a termination fee of approximately $3.5 million. If XOMA terminates the Merger Agreement due to the Company having Closing Net Cash of less than $120.0 million, the Company will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of $1.25 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the Offer and the Merger, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

As part of the Strategic Plans, we have undertaken a comprehensive assessment of strategic alternatives to maximize stockholder value. Upon the unanimous recommendation of the Special Committee, the board of directors determined that the terms of the Offer, the Merger and the other transactions contemplated under the Merger Agreement are fair to and in the best interests of the Company and the unaffiliated stockholders, approved the execution of the Merger Agreement and, subject to the terms and conditions of the Merger Agreement, recommended that the stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer.

If we are not able to consummate the Offer and the Merger and decide to evaluate other strategic alternatives there can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the Offer and the Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, if we are not able to complete the Offer and the Merger and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our Strategic Plans. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

XOMA has placed no value on our assets and intellectual property and may spend only limited resources as provided in the CVR Agreement to potentially monetize our assets. Other potential counterparties in a strategic transaction involving us may likewise place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources and continue development of our product candidates and may likewise attribute little or no value, in such a transaction, to those assets.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Offer and the Merger or any other strategic transaction will be consummated. If a strategic transaction is not consummated, the Special Committee and the board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate the Offer and the Merger or complete another strategic transaction or our dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.

As part of our Strategic Plans and a subsequent RIF completed in March 2024, we reduced our workforce by approximately 89% to a total of 10 full-time employees. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully consummate the Offer and the Merger or complete another strategic transaction or our dissolution and liquidation depends in large part on our ability to retain certain of our remaining personnel, the loss of whose services may adversely impact our ability to consummate such transaction,and engage other advisors and consultants. Due to our limited employee resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements.

Our principal stockholders and management, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 13, 2024, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 46% of our outstanding shares of Common Stock and, as a result, when acting together have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging another potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

As described elsewhere in this Annual Report on Form 10-K, we implemented reductions in force in September 2023 and January and March 2024, and we have suspended almost all of our research and development activities after announcing the XOMA transaction and sale of Exarafenib. In the event that we do not consummate the Offer and the Merger and remain a stand-alone company and resume our research and development activities, clinical trials and efforts to commercialize any therapeutic products, then the following risk factors would apply except as otherwise noted.

Risks Related to our Financial Position and Need for Additional Capital

We have suspended almost all of our research and development efforts, have a limited operating history, have limited experience initiating and have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a clinical-stage precision oncology company and have a limited operating history upon which investors can evaluate our business and prospects. We commenced operations as a company in January 2018. We have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Historically, we devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

In January 2024, we announced that we were exploring strategic alternatives for the Company and subsequently we suspended almost all of our research and development activities.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through issuances of our common stock, including in our initial public offering (IPO), and private placements of our convertible preferred stock. Our consolidated net loss was $112.6 million for the year ended December 31, 2023, and as of December 31, 2023, we had an accumulated deficit of $372.0 million. We have not yet completed any clinical trials, and we are exploring strategic alternatives for the Company. We may never develop a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing a product candidate, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Our announcements regarding the Strategic Plans and the signing of the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.

We rely on our team’s expertise in structure-based drug discovery, translational research and patient-driven precision medicine to develop our product candidates.  Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•	successful and timely completion of clinical development of product candidates and preclinical and clinical development of product candidates from our research programs;
•	establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of product candidates;
•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•	developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and if we continue advancing any clinical or preclinical programs our expenses will increase substantially in connection with such activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if the FDA, the European Medicines Agency (EMA) or other regulatory authorities require us to perform clinical trials or preclinical studies in addition to those that we anticipate. Other unanticipated costs may also arise. Because the design and outcome of clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any future product candidates that we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term and long-term investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditures through at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. If we continue to advance the development of any of our programs including our c-MET inhibitor KIN-8741 research program and our CDK4 selective research program, we will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash and cash equivalents and short-term and long-term investments to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are very early in our development efforts. If we are unable to advance any product candidates, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We previously initiated a Phase 1 clinical trial for KIN-3248 for our FGFR program and have received FDA clearance of the IND application for KIN-7136 as well as for KIN-8741. In January 2024, we announced the exploration of strategic alternatives for the Company and we subsequently suspended almost all of our research and development activities.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more of our product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any other comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our programs will depend on several factors, including the following:

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

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must demonstrate safety and efficacy of our product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

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

We will be required to demonstrate the safety and efficacy of our product candidates in a diverse population with substantial evidence through well-controlled clinical trials before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

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

Our prospects depend in part upon discovering, developing and commercializing other product candidates, including our CDK4 selective research program, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our research programs, including our CDK4 selective research program. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

A key element of our strategy is to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery, preclinical development and clinical development of product candidates, such product candidates, and any other product candidates we have identified, may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. In addition, our Strategic Plans may render development of product candidates impossible. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance.

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

We have no experience as a company in conducting clinical trials to completion and in light of our Strategic Plans may never do so. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreements with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In January 2022, the FDA cleared our IND for KIN-3248 and we initiated KN-4802, a Phase 1 clinical trial for KIN-3248 in the first quarter of 2022 and began dosing KIN-3248 in humans in the second quarter of 2022. In the third quarter of 2023, we announced that the FDA cleared the IND application for KIN-7136. In the fourth quarter of 2023, the FDA cleared the IND application for KIN-8741. However, we may not be able to file IND applications for other current or future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our ongoing and planned future clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. Moreover, results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In such an event, our clinical trials could be suspended or terminated, and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If significant adverse events or other side effects are observed in any of our ongoing or planned future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, resulting in marketing approval with restrictive label warnings or for a limited patient population, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

Since March 2020, the FDA has issued various COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. To the extent the government imposes other policies, restrictions, or changes to regulations, including in response to public health concerns, complying with such changes and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

To the extent a pandemic or another widespread public health concern adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

We have limited resources and are currently focusing our efforts on exploring strategic alternatives for the Company. As a result, we may fail to capitalize on developing our programs in indications or advancing product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on exploring strategic alternatives for the Company. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for indications or product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target markets for our programs, including our c-MET inhibitor, KIN-8741 and our CDK4 selective inhibitor KIN-7324, or the product candidates in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We are initially conducting clinical trials of our product candidates in the United States, and we anticipate we may choose to conduct our clinical trials internationally as well. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The FDA, EMA and other comparable regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including legal and constitutional challenges in the Fifth Circuit Court and the Supreme Court of the United States. In June 2021, the Supreme Court of the United States held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws as well as future legislation and executive actions may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents numerous expanded rights and allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation, while authorizing private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA was modified significantly by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and which became effective January 1, 2023. Numerous other states have proposed, and in certain cases enacted, legislation relating to privacy and data security, many of which impose obligations similar to the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. The CPRA and these other laws create further uncertainty and may require us to modify our policies and practices and to incur additional costs and expenses. For additional information on the CCPA and other new and evolving state legislation, please see the discussion in the risk factor below titled, “Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.”

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, disruptions from natural disasters or public health concerns, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions of normal operations at the FDA, EMA and other comparable regulatory authorities, including disruptions due to public health concerns, travel restrictions, or staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or other disruption to normal operations occurs, including delays or disruptions due to public health concerns, travel restrictions, and staffing shortages, it could significantly impact the ability of the FDA to timely review, provide feedback to our clinical trials and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, the exit of the United Kingdom (UK) from the EU has created uncertainty with regard to data protection regulation in the UK. The Data Protection Act of 2018 implements and complements the GDPR and is effective in the UK along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (UK SCCs), which came into effect March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

The Strategic Plans may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, or increase litigation, in which case our business could be harmed.

In September 2023, we began implementing our September 2023 Strategic Plan to: (i) prioritize our Exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and our discovery efforts around our CDK4 selective program; (ii) explore strategic alternatives for our Exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of our MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

In January 2024, we announced our January 2024 Strategic Plan to: (i) further restructure the workforce; (ii) explore strategic alternatives for the Company; and (iii) cease development of our programs.

As part of the Strategic Plans and a subsequent RIF we completed in March 2024, we reduced our workforce by approximately 89% to a total of 10 full-time employees and took related measures to reduce operating expenses. In addition, we separated from all employees of our wholly-owned subsidiary in China, Kinnjiu Biopharma.

Despite our efforts, the Strategic Plans may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, and increase litigation, which could harm our business and results of operations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Plans. We may not realize, in full or in part, the anticipated benefits and savings from the workforce restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Strategic Plans, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Strategic Plans could yield unanticipated consequences, such as increased difficulties in our day-to-day operations, attrition beyond planned workforce reductions, reduced employee morale, and difficulty attracting and retaining qualified management, scientific, and other personnel critical to our business. If employees who were not affected by the workforce reduction pursue alternative employment, we may need to seek contractor support, which could harm our productivity and add unplanned expense. The implementation of the workforce restructuring could also lead to litigation brought by or on behalf of our former employees.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

We currently have a small team focused on the process of exploring strategic alternatives for the Company. If we decide to further develop any of our programs, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. Under the Strategic Plans and a subsequent RIF we completed in March 2024, we reduced our workforce by approximately 89% to a total of 10 full-time employees. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Furthermore, our workforce restructuring in connection with the Strategic Plans may result in increased attrition beyond our intended reduction-in-force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

We may need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

Under the Strategic Plans and a subsequent RIF we completed in March 2024, we reduced our workforce by approximately 89% to a total of 10 full-time employees, but in order to successfully implement any development and commercialization plans and strategies, and as we continue operating as a public company, we may need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;

•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for our product candidates, while complying with any contractual obligations to contractors and other third parties;

•	managing increasing operational and managerial complexity; and
•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from programs including our c-MET inhibitor KIN-8741 and CDK4 selective inhibitor KIN-7324 will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates in our c-MET inhibitor KIN-8741 and CDK4 selective research program and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home. Depending on public health concerns, we may need to adjust our working model from time to time. As a result, we have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cybersecurity or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

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

Although our employees currently work remotely, we previously had office facilities located in California. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOL carryforwards may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. As of December 31, 2023, we had available federal NOL carryforwards of $185.7 million. We also have available California NOL carryforwards of approximately $25.1 million as of December 31, 2023, which begin to expire in 2038. We have established a valuation allowance against the carrying value of these deferred tax assets.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and the Merger, if completed, will result in such an ownership change. We may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards, including state NOL carryforwards, could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct U.S. research and experimental costs in the year incurred and instead requires U.S. research and experimental costs to be capitalized and amortized ratably over a five-year period. Any such costs attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022, enacted in August 2022, includes a 1% excise tax on stock buybacks and the imposition of a 15% alternative minimum tax on global adjusted financial statement income. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that has been implemented into the laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023. Such changes may adversely affect our effective tax rates, cash flows, business and financial condition.

Inflation could negatively impact our business and results of operations.

Inflation in the U.S. and other geographies has risen beyond levels experienced in recent decades. Although inflation rates have begun trending lower, inflation in the prices for our clinical trial drug supply, costs of CROs and CMOs, and rising salaries could still negatively impact our business by increasing our operating expenses. The U.S. Federal Reserve also raised the federal funds rate several times throughout 2022 and 2023 in an effort to control inflationary pressures, and could do so again, which may have additional adverse effects on the economy, and may adversely affect our business, financial condition and results of operations.

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

As a further example, as of June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). In 2012, the European Union Patent Package (The EU Patent Package) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. We may decide to opt our future European patents out of the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both API and finished drug products. To date, we have obtained API and drug product for our product candidates from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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
•
the timing and outcomes of preclinical studies and clinical trials for product candidates including from our c-MET inhibitor KIN-8741 and CDK4 selective inhibitor KIN-7324 research programs, or competing product candidates;

•	the need to conduct unanticipated clinical trials or clinical trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with our programs including, our c-MET inhibitor KIN-8741 research program or our CDK4 selective inhibitor KIN-7324 research program, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of product candidates from our programs including, our c-MET inhibitor KIN-8741 research program or our CDK4 selective inhibitor KIN-7324 research program;
•	the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our programs including, our c-MET inhibitor KIN-8741 research program or our CDK4 selective inhibitor KIN-7324 research program;

•
our ability to commercialize product candidates from our programs including, our c-MET inhibitor KIN-8741 research program or our CDK4 selective inhibitor KIN-7324 research program, if approved, inside and outside of the United States, either independently or working with third parties;

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

As of March 13, 2024, our executive officers, directors, and their affiliates, in the aggregate, beneficially owned approximately 46% of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (SOX);
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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of SOX and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management will devote substantial time to related compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of SOX. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, unless we continue to qualify as a “smaller reporting company” at such time. We engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

If we are not able to comply with the requirements of Section 404 of SOX in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate consolidated financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

We have never declared or paid any cash dividends on our common stock and we have no current plans to pay cash dividends on our common stock. We expect any return to stockholders therefore to be limited to any payments pursuant to the XOMA transaction and the sale of Exarafenib.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.  We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments to identify cybersecurity threats at least annually, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats.  These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards.  We devote internal and external resources and designate high-level personnel, including our Chief Operating Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT and management.  Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards.

We believe that our business strategy, results of operations and financial condition have not been materially affected as a result of any previously identified cybersecurity incidents at this time but we cannot provide assurance that they will not be materially affected in the future by any such incidents or any future material incidents.  For additional information regarding risks related to cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the nominating and corporate governance committee.

Our Chief Operating Officer, in conjunction with our information security team and third-party consultants, are primarily responsible for assessing and managing our material risks from cybersecurity threats.

Our Chief Operating Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.  The processes by which our Chief Operating Officer is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents includes vulnerability reports, security awareness training results and security tool threat detections.

Our Chief Operating Officer provides briefings to the nominating and corporate governance committee of the board of directors regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties and the like.  In addition, our Chief Operating Officer provides the nominating and corporate governance committee annual updates of cybersecurity risks and activities and the board of directors briefings of any significant cybersecurity matters.

Item 2.	Properties.

We formerly had offices located in San Diego, California and San Francisco, California. In January and February 2024, we assigned our lease agreements in San Diego and San Francisco, respectively, and became a remote-only company. We believe that suitable office space will be available as and when needed.

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

Holders of Record

As of December 31, 2023, there were 10 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report. Unless the context requires otherwise, references in this section to “Kinnate,” “the Company,” “we,” “us,” “our” and any related terms are intended to mean Kinnate Biopharma, Inc.

Overview

We are a clinical-stage precision oncology company that has focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

In September 2023, we announced pipeline updates, a reprioritization plan and workforce restructuring based on a strategic review of our business. As part of the September 2023 Strategic Plan, which was approved by our board of directors, we reduced our workforce by approximately 70%. We also took related measures to reduce operating expenses. This included separating from all employees of our wholly-owned subsidiary in China, Kinnjiu Biopharma.

In January 2024, we announced exploration of strategic alternatives for the company in an effort to maximize shareholder value and implemented a further RIF.  As a result of the Strategic Plans and a subsequent RIF we completed in March 2024, we currently have 10 full-time employees.

On February 16, 2024, we entered into the Merger Agreement with XOMA and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of our Common Stock, by XOMA through a cash tender offer by Merger Sub, for the Base Price Per Share, plus (B) the Additional Price Per Share, plus (C) one CVR; and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, the merger of Merger Sub with and into us with us surviving the Merger as a wholly owned subsidiary of XOMA, without a meeting or vote of our stockholders. Subject to the terms of the Merger Agreement and the CVR Agreement, the Offer Price will be paid net of any applicable tax withholding and without interest.

We anticipate that the Offer and the Merger contemplated under the Merger Agreement will be consummated in the first half of 2024. However, there can be no assurance that the transactions contemplated by the Merger Agreement will be completed.

If the Merger is effected, our Common Stock will be delisted from The Nasdaq Stock Market LLC and our obligation to file periodic reports under the Exchange Act will terminate, and we will be privately held.

Asset Purchase Agreement

On February 27, 2024, we entered into the Purchase Agreement by and among us and Pierre Fabre, pursuant to which we sold the global rights to Exarafenib, and other pan-RAF program assets to Pierre Fabre, subject to the terms and conditions of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, Pierre Fabre purchased Exarafenib and other pan-RAF assets and will assume 100% of the ongoing program and costs associated with these assets. We will receive a total consideration of up to $31.0 million, consisting of $500,000 at closing, and an additional $30.5 million contingent upon the earlier of (i) the dosing of the first patient in the first pivotal trial for Exarafenib or any other acquired asset, (ii) the application for accelerated approval pursuant to the U.S. Food and Drug Administration’s Accelerated Approval Program for Exarafenib or any other acquired asset or (iii) the submission of a marketing application for regulatory approval for Exarafenib or any other acquired asset. In addition, Pierre Fabre will assume up to $5.0 million of trade payables for the transferred assets. The transaction is not subject to closing conditions and closed upon signing.

In connection with our transaction with XOMA, our stockholders will receive 100% of the Net Proceeds payable from the $30.5 million contingent payment, assuming the closing of the proposed transaction with XOMA occurs and such proceeds are received prior to the Expiration Date.

Business and Programs

In September 2023, our board of directors, based on a strategic review of our business, approved the September 2023 Strategic Plan. As part of the September 2023 Strategic Plan, we reduced our workforce by approximately 70%. We also took related measures to reduce operating expenses. This included separating from all employees of our wholly-owned subsidiary in China, Kinnjiu Biopharma.

In January 2024, we announced the January 2024 Strategic Plan.  As a result of the Strategic Plans and a subsequent RIF we completed in March 2024, we currently have 10 full-time employees. Prior to the January 2024 Strategic Plan, our business focused on expanding on the promise of targeted therapies and developing medicines for known oncogenic drivers where there are no approved targeted drugs and to overcome the limitations of marketed cancer therapies, such as non-responsiveness or acquired and intrinsic resistance.

Exarafenib and other pan-RAF programs

On February 27, 2024, we entered into the Purchase Agreement, pursuant to which we sold the global rights to Exarafenib and our other pan-RAF program assets to Pierre Fabre, as previously described.

Prior to the Purchase Agreement, we conducted a Phase 1 study of Exarafenib for the treatment of patients with lung cancer, melanoma and other solid tumors with BRAF Class I, Class II and Class III alterations, as well as NRAS mutant melanoma. We explored Exarafenib as a monotherapy and in combination with a MEK inhibitor binimetinib. In September 2023, we announced results from the monotherapy dose expansion phase of KN-8701. The clinical data support Exarafenib’s favorable safety and tolerability profile and favorable pharmacokinetic/pharmacodynamic properties. However, considering these results and our assessment of clinical development timelines for Class II fusion-driven solid tumors, as part of the September 2023 Strategic Plan, we decided not to proceed with further clinical development of Exarafenib as a monotherapy agent. We have ceased further development of the program in light of the January 2024 Strategic Plan and the Purchase Agreement with Pierre Fabre.

KIN-3248

KIN-3248, an FGFR inhibitor, was designed for the treatment of patients with intrahepatic cholangiocarcinoma (ICC), a cancer of the bile ducts in the liver, and urothelial carcinoma (UC), a cancer of the bladder lining, as well as other solid tumors. In the first quarter of 2022, we initiated KN-4802, a Phase 1 clinical trial evaluating KIN-3248. In September 2023, we announced results from the dose escalation phase of KN-4802 and, as part of the September 2023 Strategic Plan we decided not to proceed with further clinical development of KIN-3248 and to instead explore strategic alternatives for the KIN-3248 program.

Other Research Programs

We have developed three additional small molecule programs, a MEK inhibitor (KIN-7136), a c-MET inhibitor (KIN-8741) and a CDK4 inhibitor. In the third quarter of 2023, we announced that the FDA cleared the IND application for KIN-7136. In the fourth quarter of 2023, the FDA cleared the IND application for KIN-8741 and we declared a drug candidate for our CDK4 program (KIN-7324). We have suspended further development of these programs in light of the January 2024 Strategic Plan.

We currently own worldwide development and commercial rights for all our programs.

Kinnjiu Acquisition

In February 2023, we announced that we acquired the ownership stake of Kinnjiu, the China joint venture that we established in May 2021, previously held by the Series A investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of common stock of Kinnate. We retain Kinnjiu’s cash, intellectual property and other assets, including its legal entity structure. As part of the September 2023 Strategic Plan, we separated from all Kinnjiu employees.

Liquidity Overview

Since our inception in 2018 until the January 2024 Strategic Plan, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

To date, we have financed our operations primarily through proceeds from the issuance of common stock (including our IPO) and private placements of our convertible preferred stock. As of December 31, 2023, we had cash and cash equivalents and short-term and long-term investments of $164.3 million. Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC.

We have incurred significant losses since the commencement of our operations. Our consolidated net loss for the year ended December 31, 2023 was $112.6 million, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $372.0 million.

In September 2023, we began implementing the September 2023 Strategic Plan to focus the business on our Exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and discovery efforts around our CDK4 selective inhibitor KIN-7324 program. As part of the September 2023 Strategic Plan, we reduced our workforce by approximately 70% and took related measures to reduce operating expenses. In January 2024, we implemented the January 2024 Strategic Plan, and in March 2024 we completed a further RIF, to a total of 10 full-time employees.  In January 2024, we also announced the exploration of strategic alternatives for the Company in an effort to maximize shareholder value.  In light of the Strategic Plans, we expect our expenses and capital requirements will decrease in connection with our ongoing activities as we pursue the Merger and explore strategic alternatives for our clinical stage and research programs.

However, our expenses and capital requirements could increase if and as we:

•
resume our product discovery and development efforts and expand our pipeline of product candidates through our own product discovery and development efforts, in particular our c-MET inhibitor KIN-8741 and CDK4 selective inhibitor KIN-7324 research programs;

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

In the event we do not consummate the Offer and Merger, we will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide caused by public health concerns, the ongoing conflicts in the Middle East and between Russia and Ukraine, inflation rates, instability in the banking sector and other factors. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

We were incorporated in the State of Delaware in January 2018. We are a remote-only company and therefore do not have a principal executive office.

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

External expenses include:

•	expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;

•	the cost of manufacturing compounds for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and CMOs; and

•	costs associated with consultants for chemistry, manufacturing and controls (CMC) development, regulatory, statistics and other services, including expenses for technology and facilities

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

We expect our research and development expenses to be lower in 2024 than in prior periods as a result of the implementation of the Strategic Plans, both of which included a reduction in workforce. Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, our research and development expenses may increase in the future if we advance our programs such as our c-MET inhibitor KIN-8741 and CDK4 selective inhibitor KIN-7324 research programs through clinical development.

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

We expect our general and administrative expenses to be lower in 2024 than in prior periods as a result of the implementation of the Strategic Plans, both of which included a reduction in workforce.

We expect this decrease in our general and administrative expenses to be partially offset by increased expenses we will continue to incur as a result of operating as a public company, including expenses related to accounting, audit, legal, regulatory, compliance with the rules and regulations of the SEC, SOX, and those of the Nasdaq Global Select Market or any other national securities exchange on which our securities are traded, director and officer insurance, investor and public relations, and other administrative and professional services. Our future general and administrative expenses will also be dependent on the advancement of our product candidates.

Restructuring Costs

Restructuring costs related to the September 2023 Strategic Plan primarily consist of severance and other employee-related costs. As part of the September 2023 Strategic Plan, we reduced our workforce by approximately 70%. In December 2023, the Company implemented additional measures whereby employees are required to render services beyond a minimum retention period to receive their one-time termination benefits.

Other Income, Net

Other income, net primarily consists of interest income generated from our cash equivalents in interest-bearing money market accounts and short-term and long-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$90,767	$88,150	$2,617
General and administrative	28,241	30,371	(2,130)
Restructuring costs	2,168	-	2,168
Total operating expenses	121,176	118,521	2,655
Loss from operations	(121,176)	(118,521)	(2,655)
Other income, net	8,527	2,250	6,277
Net loss	$(112,649)	$(116,271)	$3,622

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Years Ended December 31,		Increase
	2023	2022	(Decrease)
External expenses:
RAF	$28,289	$23,713	$4,576
FGFR	14,620	13,588	1,032
Other programs and other unallocated costs	14,854	16,924	(2,070)
Total external expenses	57,763	54,225	3,538
Internal expenses	33,004	33,925	(921)
Total research and development expenses	$90,767	$88,150	$2,617

Research and development expenses were $90.8 million for the year ended December 31, 2023 compared to $88.2 million for the year ended December 31, 2022, an increase of $2.6 million. The increase was primarily driven by an increase of $5.6 million in external expenses for our RAF and FGFR programs given the increased activity and costs incurred in these programs, including increased patient enrollment and site activation, during 2023 prior to the implementation of the September 2023 Strategic Plan.  This increase was partially offset by a decrease of $2.1 million in external expenses for our other programs reflecting decreased spend in pipeline research, as well as a decrease of $0.9 million in internal research and development expenses primarily as a result of a decrease in compensation costs for research and development personnel in connection with a reduction in headcount as a result of the September 2023 Strategic Plan.

General and Administrative Expenses

General and administrative expenses were $28.2 million for the year ended December 31, 2023 compared to $30.4 million for the year ended December 31, 2022, a decrease of $2.2 million. The decrease was primarily driven by a decrease in compensation costs for general and administrative personnel due to a reduction in headcount as a result of the September 2023 Strategic Plan, as well as decreased expenses for consulting fees and business insurance during the year ended December 31, 2023.

Restructuring Costs

Restructuring costs were $2.2 million for year ended December 31, 2023 compared to nil for the year ended December 31, 2022, since we did not have any restructuring costs during the prior year. The increase of $2.2 million was primarily due to severance and employee-related costs provided to separated employees related to the September 2023 Strategic Plan.

Other Income, Net

Other income, net was $8.5 million for the year ended December 31, 2023 compared to $2.3 million for the year ended December 31, 2022, an increase of $6.3 million. The increase was primarily driven by a significant increase in interest rates during 2023 compared to 2022 allowing us to invest maturing securities into higher yielding investments.

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

Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

September 2023 Strategic Plan and Additional Measures

In September 2023, we began implementing our September 2023 Strategic Plan to (i) prioritize our Exarafenib combination with binimetinib, our c-MET inhibitor KIN-8741, and our discovery efforts around our CDK4 selective program; (ii) explore strategic alternatives for our Exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of our MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

As part of the September 2023 Strategic Plan, we reduced our workforce by approximately 70% and took related measures to reduce operating expenses.

The restructuring costs recorded during the year ended December 31, 2023 related to one-time employee termination benefits, including severance and employee-related costs provided to separated employees, were $2.2 million.

In December 2023, we implemented additional measures, including offering severance and retention bonuses, whereby employees are required to render services beyond a minimum retention period to receive their one-time termination benefits.

In January 2024, we announced exploration of strategic alternatives for the Company in an effort to maximize shareholder value and implemented a further RIF.  As a result of the Strategic Plans and a subsequent RIF we completed in March 2024, we currently have 10 full-time employees.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses in 2024 to be lower than in prior periods because of the implementation of the Strategic Plans, both of which included a reduction in workforce. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from the Strategic Plans due to unforeseen difficulties, delays or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on whether we decide to pursue any future development efforts. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses could increase significantly, if and as we:

•	advance the development of our programs, including our c-MET inhibitor KIN-8741 and CDK4 selective inhibitor KIN-7324 research programs;
•	expand our pipeline of product candidates through our own product discovery and development efforts;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
•	implement operational, financial and management systems;
•	attract, hire and retain additional clinical, scientific, management and administrative personnel;
•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how; and
•	operate as a public company.

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

Based on our current operating plan, we believe that our current cash and cash equivalents and short-term and long-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

We formerly had offices located in San Francisco and San Diego, California. In January and February 2024, we assigned our lease agreements in San Diego and San Francisco respectively and became a remote-only company. We believe that suitable office space will be available as and when needed. As of December 31, 2023, we have $0.9 million and $2.3 million in current and long-term operating lease liabilities, respectively.

As part of our September 2023 Strategic Plan and additional measures, as of December 31, 2023, we recorded restructuring costs of $2.2 million related to one-time employee termination benefits as discussed in Note 15. In addition, in January 2024, we incurred one-time costs of approximately $1.1 million in connection with the additional RIF, relating to severance and related benefits, as discussed in Note 16.

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

Cash Flows

The following table summarizes our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022

Net cash used in operating activities	$(100,043)	$(89,034)
Net cash provided by (used in) investing activities	109,869	(6,830)
Net cash (used in) provided by financing activities	(7,808)	1,160
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,012	$(94,703)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was $100.0 million. This consisted of our consolidated net loss of $112.6 million and a net decrease in operating assets and liabilities of $3.7 million, net of stock compensation expense of $19.9 million, depreciation expense of $0.8 million and amortization/accretion of investments of $(4.4) million.

Net cash used in operating activities during the year ended December 31, 2022 was $89.0 million. This consisted of our consolidated net loss of $116.3 million and a net increase in operating assets and liabilities of $6.4 million, net of stock-based compensation expense of $19.6 million, depreciation expense of $0.6 million and amortization/accretion of investments of $0.7 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 was $109.9 million and related primarily to the sales and maturities of short-term and long-term investments totaling $264.6 million partially offset by purchases of short-term and long-term investments totaling $154.7 million.

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

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023 was $7.8 million, which consisted of the cash portion of the acquisition of redeemable convertible noncontrolling interests in the amount of $9.1 million, partially offset by proceeds from the issuance of common stock under our equity incentive plans and purchases under our employee stock purchase plan of $1.0 million and $0.3 million, respectively.

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

Variable Interest Entity

Our consolidated financial statements include the accounts of our variable interest entity (VIE), Kinnjiu. We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2022, prior to the acquisition of the minority ownership stake discussed elsewhere in this Annual Report on Form 10-K, we held an approximately 58% equity interest in Kinnjiu. Based on our assessment, we concluded that Kinnjiu was a VIE and we were the primary beneficiary. As of December 31, 2023, Kinnjiu is a wholly-owned subsidiary of the Company.

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

Interest Rate Risk

As of December 31, 2023, our cash equivalents consisted primarily of interest-bearing money market accounts. We also had investments in short-term, high-grade securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kinnate Biopharma Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
San Diego, California
March 28, 2024

KINNATE BIOPHARMA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,998	$29,261
Cash at consolidated joint venture	-	25,725
Short-term investments	97,036	172,214
Prepaid expenses and other current assets	4,143	3,637
Total current assets	158,177	230,837
Property and equipment, net	2,272	3,071
Right-of-use lease assets	2,488	3,377
Long-term investments	10,259	39,139
Restricted cash	371	371
Other non-current assets	38	2,031
Total assets	$173,605	$278,826

Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,031	$2,970
Accrued expenses	9,072	13,206
Current portion of operating lease liabilities	892	991
Total current liabilities	11,995	17,167
Operating lease liabilities, long-term	2,283	3,191
Total liabilities	14,278	20,358
Commitments and contingencies (See Note 13)
Redeemable convertible noncontrolling interests	-	35,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 0 shares outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and 2022; 47,124,349 and 44,342,292 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	4
Additional paid-in capital	531,346	484,237
Accumulated other comprehensive loss	(12)	(1,410)
Accumulated deficit	(372,012)	(259,363)
Total stockholders’ equity	159,327	223,468
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$173,605	$278,826

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022

Operating expenses:
Research and development	$90,767	$88,150
General and administrative	28,241	30,371
Restructuring costs	2,168	-
Total operating expenses	121,176	118,521
Loss from operations	(121,176)	(118,521)
Other income, net	8,527	2,250
Net loss	$(112,649)	$(116,271)

Weighted-average shares outstanding, basic and diluted	46,575,378	44,065,749
Net loss per share, basic and diluted	$(2.42)	$(2.64)

Comprehensive loss:
Net loss	$(112,649)	$(116,271)
Other comprehensive loss:
Currency translation adjustments	(6)	1
Unrealized gain (loss) on investments	1,404	(887)
Total comprehensive loss	$(111,251)	$(117,157)

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Redeemable Convertible Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests

Balance at December 31, 2021	43,855,944	$4	$463,089	$(524)	$(143,092)	$319,477	$35,000
Stock-based compensation expense	-	-	19,582	-	-	19,582	-
Shares issued under equity incentive plans	414,051	-	945	-	-	945	-
Shares issued under employee stock purchase plan	72,297	-	621	-	-	621	-
Net loss	-	-	-	-	(116,271)	(116,271)	-
Other comprehensive loss	-	-	-	(886)	-	(886)	-
Balance at December 31, 2022	44,342,292	$4	$484,237	$(1,410)	$(259,363)	$223,468	$35,000
Stock-based compensation expense	-	-	19,918	-	-	19,918	-
Acquisition of redeemable convertible noncontrolling interests	2,200,000	1	25,866	-	-	25,867	(35,000)
Shares issued under equity incentive plans	503,856	-	1,041	-	-	1,041	-
Shares issued under employee stock purchase plan	78,201	-	284	-	-	284	-
Net loss	-	-	-	-	(112,649)	(112,649)	-
Other comprehensive gain	-	-	-	1,398	-	1,398	-
Balance at December 31, 2023	47,124,349	$5	$531,346	$(12)	$(372,012)	$159,327	$-

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(112,649)	$(116,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,918	19,582
Depreciation	799	604
Amortization/accretion of investments	(4,407)	682
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,487	1,369
Operating lease right-of-use assets and liabilities, net	(118)	805
Accounts payable and accrued expenses	(5,073)	4,195
Net cash used in operating activities	(100,043)	(89,034)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(154,719)	(176,528)
Sales and maturities of short-term and long-term investments	264,588	172,417
Purchases of property and equipment	-	(2,719)
Net cash provided by (used in) investing activities	109,869	(6,830)
Cash flows from financing activities:
Acquisition of redeemable convertible noncontrolling interests	(9,133)	-
Proceeds from issuance of common stock under equity incentive plans	1,041	945
Proceeds from issuance of common stock under employee stock purchase plan	284	621
Payment of deferred offering costs	-	(406)
Net cash (used in) provided by financing activities	(7,808)	1,160
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	2,012	(94,703)
Cash, cash equivalents and restricted cash at the beginning of the period	55,357	150,060
Cash, cash equivalents and restricted cash at the end of the period	$57,369	$55,357

Supplemental non-cash investing and financing activity:
Acquisition of redeemable convertible noncontrolling interests	$14,907	$-
Capitalized value of tenant improvement allowance	$-	$606
Operating lease liabilities arising from obtaining right-of-use assets	$-	$4,569
Write-off of deferred offering costs	$-	$641

See accompanying notes to consolidated financial statements.

KINNATE BIOPHARMA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	Organization and Basis of Presentation

a)	Organization and Nature of Operations

Kinnate Biopharma Inc. (Kinnate or the Company) was incorporated in the State of Delaware in January 2018. The Company formerly had offices in San Francisco and San Diego, California. In January and February 2024, the Company assigned its lease agreements in San Diego and San Francisco. The Company is currently a remote-only company and therefore does not have principal executive offices. The Company is a precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $372.0 million and had cash and cash equivalents and short-term and long-term investments totaling $164.3 million as of December 31, 2023. From its inception through December 31, 2023, the Company has financed its operations primarily through issuances of common stock, including in the Company’s initial public offering (IPO), and private placements of convertible preferred stock.

In May 2021, the Company announced the closing of a Series A preferred stock financing of a China joint venture, Kinnjiu Biopharma Inc. (Kinnjiu), to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. In February 2023, the Company acquired the ownership stake of Kinnjiu previously held by Series A investors (Kinnjiu Transaction) (see Note 11). Kinnjiu is a wholly-owned subsidiary of the Company.

In September 2023, the Company’s board of directors, based on a strategic review of the Company’s business, approved a reprioritization of the Company’s research and development programs and a workforce restructuring. See Note 15 for more details.

In December 2023, the Company implemented additional measures, including offering severance and retention bonuses, whereby employees are required to render services beyond a minimum retention period to receive their one-time termination benefits.

In January 2024, the Company announced a further RIF and the exploration of strategic alternatives and suspended almost all of its research and development activities. As a result of the Strategic Plans and a subsequent RIF the Company completed in March 2024, it currently has 10 full-time employees.

In February 2024, the Company entered into the Merger Agreement which provides for, among other things, the acquisition of all of Company’s outstanding shares of Common Stock through a cash tender offer. The Company also entered into the Purchase Agreement with Pierre Fabre pursuant to which it sold the global rights to Exarafenib and other pan-RAF program assets to Pierre Fabre, subject to the terms and conditions of the Purchase Agreement. See Note 16 for more details.

b)	Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kinnjiu. All intercompany transactions and balances have been eliminated in consolidation.

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

Prior to the completion of the Kinnjiu Transaction, the Company evaluated its ownership, contractual and other interests in entities that were not wholly-owned to determine if these entities were VIEs, and, if so, whether the Company was the primary beneficiary of the VIE. In determining whether the Company was the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applied a qualitative approach that determined whether the Company had both (1) the power to direct the activities of the VIE that most significantly impacted the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. As of December 31, 2022, the Company held an approximately 58% equity interest in Kinnjiu. Based on the Company’s assessment, the Company concluded that Kinnjiu was a VIE and the Company was the primary beneficiary. See Note 11 with respect to Kinnjiu Transaction.

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

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2023 and 2022, the Company had cash and cash equivalents balances deposited at major financial institutions.

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

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the periods ended December 31, 2023 and 2022.

h)	Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations and comprehensive loss. The Company’s leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. As of December 31, 2023, it is reasonably certain that these options will not be exercised, and they are not included within the lease term. As disclosed in Note 16 below, in January and February of 2024, the Company entered into agreements to assign its leases.

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

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in its accrued research and development expenses include the costs incurred for services performed by vendors in connection with research and development activities for which the Company has not yet been invoiced. Research and development expenses amounted to $90.8 million and $88.2 million for the years ended December 31, 2023 and 2022, respectively.

j)	Redeemable Convertible Noncontrolling Interests

Prior to the Kinnjiu Transaction, the shares third parties owned in Kinnjiu represented an interest in the equity the Company did not control. The redeemable convertible noncontrolling interests attributable to other owners was classified in temporary equity on the consolidated balance sheets as the preferred stock was redeemable by the noncontrolling interests.

Since the preferred stock held at Kinnjiu did not represent a residual equity interest, net losses of Kinnjiu were not allocated to the preferred shares. As a result, the balance of the preferred stock classified as a redeemable convertible noncontrolling interest equaled the carrying value. Additionally, net losses of Kinnjiu were not allocated to the noncontrolling interest related to ordinary shares held by a third party as the amounts to be allocated were immaterial.

k)	Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes would result in a change in the estimated annual effective tax rate.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts).

	Years Ended December 31,
	2023	2022
Numerator
Net loss	$(112,649)	$(116,271)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	46,575,378	44,065,749
Net loss per share, basic and diluted	$(2.42)	$(2.64)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2023	2022
Options to purchase common stock	9,692,516	9,107,467
Non-vested restricted stock units	200,900	287,916
Total	9,893,416	9,395,383

p)	Recently Issued and Adopted Accounting Standards

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

3)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$56,998	$29,261
Cash at consolidated joint venture	-	25,725
Restricted cash, non-current	371	371
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$57,369	$55,357

The cash at the consolidated joint venture represents cash held at Kinnjiu prior to the Kinnjiu Transaction and the use of such cash was limited to the operations of Kinnjiu (see Note 11). As a result of the Kinnjiu Transaction, such cash is no longer limited in its use and accordingly is no longer presented separately on the consolidated balance sheet. The restricted cash balance relates to the Company’s office lease in San Diego, California (see Note 13).

4)	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2023	2022
Furniture and fixtures	$760	$760
Computers and equipment	433	442
Computer software	99	99
Leasehold improvements	2,520	2,511
Property and equipment	3,812	3,812
Less accumulated depreciation	(1,540)	(741)
Property and equipment, net	$2,272	$3,071

Depreciation expense for the years ended December 31, 2023 and 2022 was $0.8 million and $0.6 million, respectively.

5)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued research and development	$5,784	$7,884
Accrued compensation	2,452	4,832
Accrued restructuring costs	255	-
Accrued legal fees	454	243
Other accruals	127	247
Total	$9,072	$13,206

6)	Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of December 31, 2023 and 2022.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$5,970	$1	$-	$5,971
Commercial paper	less than 1	37,019	10	(1)	37,028
U.S. Agency bonds	less than 1	51,485	-	(46)	51,439
Asset-backed securities		2,599	-	(1)	2,598
Short-term investments		$97,073	$11	$(48)	$97,036

Corporate debt securities	1 - 2	$1,524	$25	$-	$1,549
Asset-backed securities	1 - 2	8,705	12	(7)	8,710
Long-term investments		$10,229	$37	$(7)	$10,259

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	less than 1	$9,604	$2	$(72)	$9,534
Commercial paper	less than 1	41,243	-	-	41,243
U.S. Treasury securities	less than 1	119,810	-	(1,254)	118,556
U.S. Agency bonds	less than 1	2,877	4	-	2,881
Short-term investments		$173,534	$6	$(1,326)	$172,214

Corporate debt securities	1 - 2	$15,426	$-	$(60)	$15,366
U.S. Agency bonds	1 - 2	5,907	-	(9)	5,898
Asset-backed securities	1 - 2	17,897	20	(42)	17,875
Long-term investments		$39,230	$20	$(111)	$39,139

The available-for-sale investments’ gross unrealized losses and fair value aggregated by classes of security and length of time that individual securities have been in a continuous loss position at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Commercial paper	1	$4,978	$(1)	-	$-	$-	1	$4,978	$(1)
U.S. Agency bonds	13	45,547	(36)	2	5,892	(10)	15	51,439	(46)
Asset-backed securities	5	5,507	(5)	3	1,816	(3)	8	7,323	(8)
	19	$56,032	$(42)	5	$7,708	$(13)	24	$63,740	$(55)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
			Unrealized			Unrealized			Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses	Count	Fair Value	Losses
Corporate debt securities	7	$22,806	$(132)	-	$-	$-	7	$22,806	$(132)
U.S. Treasury securities	3	14,625	(57)	7	103,931	(1,197)	10	118,556	(1,254)
U.S. Agency bonds	2	5,898	(9)	-	-	-	2	5,898	(9)
Asset-backed securities	6	7,843	(42)	-	-	-	6	7,843	(42)
	18	$51,172	$(240)	7	$103,931	$(1,197)	25	$155,103	$(1,437)

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2023 and 2022, the Company held securities in a total unrealized loss position of $0.1 million and $1.4 million, respectively. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of December 31, 2023 and 2022.

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

The carrying amounts of the Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are generally considered to be representative of their fair value because of the short-term nature of these instruments. The Company’s investments, which may include money market funds and available-for-sale investment securities consisting of high-quality, marketable debt instruments of corporations and the U.S. government are measured at fair value in accordance with the fair value hierarchy.

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$49,676	$-	$-	$49,676
Corporate debt securities	-	7,520	-	7,520
Commercial paper	-	41,009	-	41,009
U.S. Agency bonds	-	51,439	-	51,439
Asset-backed securities	-	11,308	-	11,308
Total cash equivalents and investments	$49,676	$111,276	$-	$160,952

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$28,261	$-	$-	$28,261
Corporate debt securities	-	24,900	-	24,900
Commercial paper	-	41,243	-	41,243
U.S. Treasury securities	-	118,556	-	118,556
U.S. Agency bonds	-	8,779	-	8,779
Asset-backed securities	-	17,875	-	17,875
Total cash equivalents and investments	$28,261	$211,353	$-	$239,614

Money market funds are classified as cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2023 and 2022.

8)	Stockholders’ Equity

Under its Amended and Restated Articles of Incorporation dated December 7, 2020, the Company had a total of 1,200,000,000 shares of capital stock authorized for issuance, consisting of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 200,000,000 shares of preferred stock, par value of $0.0001 per share.

Common stock reserved for future issuance consisted of the following:

	As of December 31,
	2023	2022
Common stock options outstanding	9,692,516	9,107,467
RSUs outstanding	200,900	287,916
Common stock reserved for future equity grants	2,651,449	1,700,947
Total common stock reserved for future issuance	12,544,865	11,096,330

At the Market Offering Program
In January 2022, the Company filed a shelf registration with the SEC on Form S-3ASR (File No. 333-261970). The shelf registration statement included a prospectus supplement for an at-the-market offering (ATM Offering) to sell up to an aggregate of $150.0 million of shares of the Company’s common stock that may be issued and sold from time to time under a sales agreement with SVB Leerink LLC. As of December 31, 2023 and 2022, no shares had issued and sold pursuant to the ATM Offering. Accordingly, deferred offering costs in the amount of $0.6 million were expensed in the fourth quarter of 2022.

9)	Equity Incentive Plans and Stock-Based Compensation

a)	Company Equity Incentive Plans

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

Stock Options

Stock option activity is as follows for the year ended December 31, 2023:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2022	9,107,467	$10.81	7.8	$11,521
Granted	3,284,310	6.26
Exercised	(438,269)	2.38
Forfeited	(2,260,992)	9.85
Outstanding at December 31, 2023	9,692,516	$9.87	5.9	$272
Exercisable at December 31, 2023	6,424,943	$9.82	5.5	$272

All exercisable options are vested. Total intrinsic value of options exercised was $0.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units

Restricted stock unit activity is as follows for the year ended December 31, 2023:

		Weighted-	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
	Outstanding	Fair Value	(in thousands)
Outstanding at December 31, 2022	287,916	$14.71	$1,756
Granted	243,295	6.07
Vested	(102,634)	12.07
Forfeited	(227,677)	8.56
Outstanding at December 31, 2023	200,900	$12.57	$476

b)	Kinnjiu Equity Incentive Plan

In May 2021, Kinnjiu adopted the 2021 Equity Incentive Plan (2021 Plan) to attract and retain the best available personnel, to provide additional incentive to its employees, directors, and consultants of Kinnjiu and to promote the financial success and progress of Kinnjiu.  The 2021 Plan allows for the issuance of ISOs, NSOs, SARs, restricted stock and RSUs with respect to the ordinary shares of Kinnjiu. The 2021 Plan allows Kinnjiu to issue awards with respect to up to a total of 9,000,000 of its ordinary shares. As of December 31, 2023, 6,662,500 shares of Kinnjiu ordinary shares remained available for future grants under the 2021 Plan. In connection with the Kinnjiu Transaction in February 2023, all SARs outstanding under the 2021 Plan were cancelled.

Under the 2021 Plan, the exercise price of each share shall be established at the sole discretion of Kinnjiu’s board of directors (or any of the committees of Kinnjiu’s board of directors); provided, however, that, for awards to U.S. taxpayers, the exercise price per share shall not be less than the fair market value for shares of Kinnjiu’s common stock on the date of grant. During the year ended December 31, 2023, no awards were granted pursuant to the 2021 Plan.

Pursuant to the 2021 Plan, both SARs and NSOs were granted to employees and consultants to Kinnjiu. The NSOs generally vest over 4 years. The vesting provisions for SAR awards, which have been granted to Kinnjiu employees, included both a service-based vesting requirement and liquidity event requirement. The service-based vesting was as follows: (i) 30% of the SAR would vest on the two-year anniversary of the vesting commencement date, (ii) 30% of the SAR would vest on the three-year anniversary of the vesting commencement date, and (iii) 40% of the SAR would vest on the four-year  anniversary of the vesting commencement date. The liquidity event requirement would be satisfied upon the earlier of the expiration of a lock-up period following an IPO event or a change in control, subject to the holder of the SAR continuing to be a service provider through the date such earlier event occurs, with the applicable event referred to here as a Vesting Event. The SARs were to be automatically exercised, to the extent vested, upon the occurrence of a Vesting Event. Unless otherwise determined by the administrator of the plan, the portion of the SAR that had not satisfied the service-based vesting requirement as of immediately prior to the liquidity event would terminate on the liquidity event without consideration. As the settlement of the SARs granted to Kinnjiu employees was contingent upon both a service condition and performance condition (liquidity event such as an IPO) that is not deemed probable, compensation cost for such awards were not recognized. In connection with the Kinnjiu Transaction in February 2023, all SARs outstanding under the 2021 Plan were cancelled.

Equity award activity for Kinnjiu is as follows for the year ended December 31, 2023:

Stock Options		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2022	2,337,500	$0.34
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2023	2,337,500	$0.34
Exercisable at December 31, 2023	1,311,200	$0.34

SARs		Weighted-
Average
	Shares	Exercise Price
Outstanding at December 31, 2022	4,230,000	$0.34
Granted	-	-
Exercised	-	-
Forfeited	(4,230,000)	0.34
Outstanding at December 31, 2023	-	$-
Exercisable at December 31, 2023	-	-

c)	Employee Stock Purchase Plan

In December 2020, the Company’s board of directors approved and adopted the 2020 Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of May 15 and November 15 of each year. A total of 435,000 shares of common stock were initially reserved for issuance under the ESPP. In connection with the September 2023 Strategic Plan (see Note 15), the Company’s board of directors approved the suspension of the ESPP and all outstanding contributions from ESPP participants were refunded in September 2023.

d)	Stock-Based Compensation Expense

The Company measures and recognizes stock-based compensation expense based on the fair value of the award as measured on the grant date. The fair value of RSUs granted is based on the Company’s closing stock price on the grant date. The fair value of Company stock options and employee stock purchase plan awards is estimated using the Black-Scholes valuation model. The Company accounts for any forfeitures of share-based awards when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of Company stock options was estimated using the following assumptions:

	Years Ended December 31,
	2023	2022

Expected term (in years)	5 - 6	5 - 6
Expected volatility	73% - 80%	79% - 86%
Risk-free interest rate	3.50% - 4.29%	1.62% - 4.35%
Expected dividend	0%	0%

The weighted-average grant-date fair value of options granted was $4.43 and $7.13 for the years ended December 31, 2023, and 2022, respectively.

The assumptions used for the years ended December 31, 2023 and 2022 under the ESPP were as follows:

	Years Ended December 31,
	2023	2022

Expected term (in years)	0.50	0.50
Expected volatility	76% - 86%	50% - 86%
Risk-free interest rate	4.54% - 5.24%	0.07% - 4.54%
Expected dividend	0%	0%

Stock-based compensation expense related to the Company’s stock options, RSUs and ESPP totaled the following (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$8,450	$8,604
General and administrative	11,468	10,978
Total stock-based compensation	$19,918	$19,582

As of December 31, 2023 and 2022, there was $22.5 million and $39.2 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.13 years and 2.33 years, respectively.

As of December 31, 2023 and 2022, there was $2.5 million and $4.4 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.74 years and 3.67 years, respectively.

As of December 31, 2023 and 2022, there was none  and $0.2 million of total unrecognized stock-based compensation expense related to the ESPP. In connection with the September 2023 Strategic Plan (see Note 15), the Company’s board of directors approved the suspension of the ESPP and all outstanding contributions from ESPP participants were refunded in September 2023. As a result of the suspension, unrecognized compensation in the amount of $0.1 million was recognized in the period the ESPP was suspended.

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

11)	Kinnjiu Transaction

As disclosed above, in May 2021, the Company announced the closing of a Series A preferred stock financing of Kinnjiu to enable the potential development and commercialization of certain targeted oncology product candidates across People’s Republic of China, Hong Kong, Taiwan and Macau. Contributions from noncontrolling interest members totaled $35.0 million before issuance costs of $0.2 million. As of December 31, 2022, the Company held an approximately 58% equity interest in Kinnjiu. As the Company determined it was the primary beneficiary of this VIE, the VIE was consolidated in the Company’s consolidated financial statements as of December 31, 2022.

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

In February 2023, the Company entered in a Stock Purchase Agreement, which was approved by the independent directors of the Company, to acquire the ownership stake of Kinnjiu previously held by Series A investors for total consideration of $24.0 million, consisting of $9.1 million in cash and $14.9 million in Company stock, which resulted in the issuance of 2,200,000 shares of Company stock to the Series A investors. The number of shares issued was determined by dividing the $14.9 million Company stock consideration by the volume-weighted average price for one share of common stock for the three trading days prior to the effective date of the transaction. As the Company had a controlling financial interest in Kinnjiu prior to the Kinnjiu Transaction, the acquisition of the remaining interest in Kinnjiu was accounted for as an equity transaction with no gain or loss recognized in the consolidated statements of operations and comprehensive loss. Accordingly, the difference between the consideration and the carrying value of the redeemable convertible noncontrolling interests has been recorded within equity and is reflected as acquisition of redeemable convertible noncontrolling interests on the consolidated statements of stockholders’ equity. The Kinnjiu Transaction gives the Company greater control over its clinical development programs in the People’s Republic of China, Hong Kong, Macau and Taiwan. Kinnjiu is a wholly-owned subsidiary of the Company.

12)	Income Taxes

Significant components of the Company’s provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Income taxes computed at the statutory rate	$(23,656)	$(24,417)
State income taxes, net of federal benefit	(19)	(21)
Permanent items	721	1,419
Stock-based compensation	1,809	331
Research credits	(4,002)	(4,233)
Other	558	2,140
Change in valuation allowance	24,589	24,781
Provision for income taxes	$-	$-

Significant components of the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$40,392	$34,119
Research and development credit carryforwards	9,525	5,524
Stock-based compensation	4,509	3,213
Accrued compensation	508	858
Capitalized research and development expenditures	26,590	13,311
Other, net	685	1,151
Gross deferred tax assets:	82,209	58,176
Less valuation allowance	(81,222)	(56,928)
Total deferred tax assets	987	1,248
Deferred tax liabilities:
Right-of-use lease assets	(523)	(663)
Property and equipment	(464)	(585)
Other	-	-
Total deferred tax liabilities	(987)	(1,248)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of its deferred tax assets. Due to the Company’s history of losses, management cannot conclude that the deferred tax assets will be realized. The change in the valuation allowance for the year ended December 31, 2023 was an increase of $24.3 million.

As of December 31, 2023, the Company has federal and California net operating loss carryforwards of approximately $185.7 million and $25.1 million, respectively.

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

As of December 31, 2023, the Company has federal and California research and development tax credit carryforwards of $9.8 million and $3.9 million, respectively. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and the California credit carryforwards are available indefinitely.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. As of December 31, 2023 and 2022, the Company did not have gross unrecognized tax benefits.

The Company is subject to taxation in the United States, certain states, Hong Kong and People’s Republic of China. All of the Company’s tax years from inception are subject to examination by the tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheets at December 31, 2023 and 2022 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. Further, the Company is not currently under examination by any federal, state or local tax authority.

13)	Commitments and Contingencies

Litigation

The Company, from time to time, is involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuit for the years ending December 31, 2023 and 2022, that, in the opinion of Company’s management, is likely to have a material adverse effect on the Company’s business.

Operating Leases

In June 2021, the Company entered into an agreement to lease 8,088 rentable square feet of office space located in San Diego, California (SD Lease) for a period of five years and four months expiring on July 31, 2027. Additionally, the Company had an option to extend the SD Lease for an additional five years at the end of the initial term. The SD Lease commenced in March 2022. In January 2024, the Company entered into an agreement to assign the SD Lease (see Note 16).

In connection with the execution of the SD Lease, the Company provided a standby letter of credit for $0.4 million in lieu of a security deposit, which is classified as restricted cash on the consolidated balance sheets. So long as the Company was not in default under the SD Lease, this amount was to decrease after each of years three and four of the SD Lease term to $0.3 million. As part of the SD Lease assignment, the standby letter of credit was terminated and, accordingly, this cash is no longer restricted.

In August 2021, the Company entered into an agreement to lease 5,698 rentable square feet of office space located in San Francisco, California (SF Lease). The SF Lease commenced in January 2022 and would have expired on June 30, 2026. The Company had an option to extend the SF Lease for an additional three years at the end of the initial term. In February 2024, the Company entered into an agreement to assign its SF Lease (see Note 16).

The operating lease right-of-use assets and liabilities on the Company’s consolidated balance sheets related to these facility leases. The right-of-use lease assets were $2.5 million and $3.4 million as of December 31, 2023 and 2022, respectively. Operating lease liabilities were $3.2 million and $4.2 million as of December 31, 2023 and 2022, respectively, including $0.9 million and $1.0 million classified as a current liability.

The Company’s facility leases required the Company to pay property taxes, insurance and common area maintenance. While these payments are not included as part of its lease liabilities, they are recognized as variable lease cost in the period they are incurred.

Operating lease costs under operating leases for the years ended December 31, 2023 and 2022 were approximately $1.2 million and $1.0 million, respectively. The weighted-average discount rate used was 7.0%. The weighted-average remaining lease term for operating leases was 3.3 years. Cash paid for leases included in operating cash flows for the years ended December 31, 2023 and 2022 was $1.2 million and $0.6 million, respectively.

Prior to the assignments of the SD Lease and SF Lease, future lease payments of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating Leases
2024	$1,080
2025	1,112
2026	927
Thereafter	428
Total minimum lease payments	3,547
Less: imputed interest	(372)
Total operating lease liabilities	3,175
Less: current portion	(892)
Lease liability, net of current portion	$2,283

Transaction Bonuses and Severance

The Company has entered into letter agreements with five members of its senior leadership team. In the event of a change in control or other sale of material assets of the Company (as reasonably determined by the Company’s board of directors), subject to the terms of these letter agreements, transaction bonuses will be payable in an aggregate amount up to 5% of the deal value. In the event of a stock deal, payment under these agreements may be provided in the form of equity, which may be satisfied by awards of RSUs under the 2020 Plan. In addition, such members of the senior leadership team will receive certain severance and other related benefits in the event of a change in control subject to the terms of change in control and severance agreements. As the events triggering the transaction bonuses and severance and related payments are outside the control of the Company and given the level of uncertainty surrounding such a transaction, the expense related to these payments would not be recognized until the event occurs.

14)	Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Employees are eligible to participate in the plan beginning immediately following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and the Company may make a discretionary match or another contribution. The Company contributed $0.6 million and $0.5 million to the plan during the years ended December 31, 2023 and 2022, respectively.

15)	Restructuring Costs

In September 2023, the Company began implementing its September 2023 Strategic Plan to (i) prioritize its Exarafenib combination with binimetinib, its c-MET inhibitor KIN-8741, and its discovery efforts around its CDK4 selective program; (ii) explore strategic alternatives for its Exarafenib monotherapy and KIN-3248 FGFR inhibitor programs; (iii) pause development of its MEK inhibitor KIN-7136; and (iv) implement a workforce restructuring.

As part of the September 2023 Strategic Plan, the Company reduced its workforce by approximately 70% in September 2023.  Employees affected by the September 2023 Strategic Plan obtained involuntary termination benefits that were provided pursuant to a one-time benefit arrangement. All impacted employees were notified of their termination in September 2023 and were not required to provide services beyond a minimum retention period or 60 days to receive benefits. Accordingly, the Company measured and recognized the liability at its fair value at the communication date in the amount of $2.0 million. In December 2023, the Company implemented additional measures as part of the September 2023 Strategic Plan and exploration of strategic alternatives for the Company, whereby certain employees are required to render services beyond a minimum retention period to receive their one-time termination benefits. These termination benefits are recognized ratably over the estimated future service period, which began in December 2023 and is expected to end at the beginning of the second quarter of 2024. The Company incurred costs of $0.2 million during the year ended December 31, 2023 related to these employees with the remaining costs of $0.7 million to be recognized over the estimated remaining service period. All such costs are presented in the restructuring costs line item on the consolidated statements of operations and comprehensive loss.

Restructuring costs are presented under the accrued expenses line item on the consolidated balance sheets. The following shows the liability related to the September 2023 Strategic Plan (in thousands):

Year Ended
December 31, 2023
Accrued restructuring costs beginning balance	$-
One-time employee termination benefits	2,168
Amounts paid during the period	(1,913)
Accrued restructuring costs as of December 31, 2023	$255

The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the September 2023 Strategic Plan.

16)	Subsequent Events

In January 2024, the Company reduced its workforce by approximately 56% to a total of 12 full-time employees as part of the January 2024 Strategic Plan. The Company incurred one-time costs of approximately $1.1 million in the first quarter of 2024 in connection with this RIF, relating to severance and related benefits. Cash payments related to these expenses were paid during the first quarter of 2024.

In January and February 2024, the Company entered into lease assignment agreements for its SD Lease and SF Lease (the Lease Assignment Transactions). In accordance with the Lease Assignment Transactions, the Company sold corresponding furniture and fixtures and leasehold improvements within the San Diego and San Francisco offices.

On February 16, 2024, the Company entered into a Merger Agreement with XOMA and Merger Sub, which provides for, among other things: (i) the acquisition of all of outstanding shares of common stock through a through a cash tender offer by Merger Sub, for a price per share of the Common Stock of (A) $2.3352, plus (B) an additional amount of cash between $0.00 and $0.2527 per share of Common Stock (such amount as finally determined in accordance with the Merger Agreement, plus (C) one CVR; and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of XOMA, without a meeting or vote of our stockholders. Closing of the Merger is subject to certain conditions, including the tender of the Company’s common stock representing one share more than 50% of the number of outstanding shares, the availability of at least $120 million of cash (net of transaction costs, wind-down costs and other liabilities) at closing, and other customary closing conditions. The Merger is expected to close in the first half of 2024. On February 27, 2024, the Company entered into the Purchase Agreement by and among the Company and Pierre Fabre, pursuant to which it sold the global rights to its investigational pan-RAF inhibitor, Exarafenib, and other pan-RAF program assets to Pierre Fabre, subject to the terms and conditions of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, Pierre Fabre purchased Exarafenib and other pan-RAF assets and will assume 100% of the ongoing program and costs associated with these assets. The Company will receive a total consideration of up to $31.0 million, consisting of $500,000 at closing, and an additional $30.5 million contingent upon the earlier of (i) the dosing of the first patient in the first pivotal trial for Exarafenib or any other acquired asset, (ii) the application for accelerated approval pursuant to the U.S. Food and Drug Administration’s Accelerated Approval Program for Exarafenib or any other acquired asset or (iii) the submission of a marketing application for regulatory approval for Exarafenib or any other acquired asset. In addition, Pierre Fabre will assume up to $5.0 million of trade payables for the transferred assets. The transaction is not subject to closing conditions and closed upon signing.

In connection with the Company’s transaction with XOMA, the Company’s stockholders are expected to receive 100% of the Net Proceeds payable from the $30.5 million contingent payment, assuming the closing of the proposed transaction with XOMA occurs and such proceeds are received prior to the Expiration Date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level and we believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to the exemptions established by the JOBS Act for “emerging growth companies” and in Section 404(c) of SOX for non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our business affairs are managed under the direction of our board of directors, which currently consists of ten (10) members. Our board of directors has affirmatively determined that nine (9) of our ten (10) directors qualify as “independent” within the meaning of the listing standards of the Nasdaq Stock Market LLC (Nasdaq). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets for the names, ages, and certain other information for each of our directors as of March 1, 2024:

Name	Class	Age	Position	Director Since	Current Term Expires
Carl L. Gordon, Ph.D., CFA(1)	I	59	Director	2019	2024
Helen Sabzevari, Ph.D.	I	62	Director	2021	2024
Jim Tananbaum, M.D.(1)	I	60	Director	2018(4)	2024
Jill DeSimone(1)(2)	II	68	Director	2023	2025
Melissa Epperly(2)	II	46	Director	2020	2025
Michael Rome, Ph.D.(3)	II	39	Director	2019	2025
Laurie Smaldone Alsup, M.D.(3)	II	70	Director	2020	2025
Nima Farzan	III	48	President, Chief Executive Officer and Director	2020	2026
Keith Flaherty, M.D.(3)	III	53	Director	2019	2026
Dean Mitchell (1)(2)(3)	III	68	Chair and Director	2020	2026
(1)	Member of our compensation committee
(2)	Member of our audit committee
(3)	Member of our nominating and corporate governance committee
(4)	Dr. Tananbaum served on our board of directors from March 2018 to December 2019 and rejoined our board of directors in June 2020

Carl L. Gordon, Ph.D., CFA has served on our board of directors since December 2019. Dr. Gordon is a founding member, Managing Partner, and Co-Head of Global Private Equity at OrbiMed Advisors LLC, an investment firm. Dr. Gordon currently serves on the boards of directors of Adicet Bio, Inc. (Nasdaq: ACET), ArriVent Biopharma, Inc. (Nasdaq: AVBP), Compass Therapeutics Inc. (Nasdaq: CMPX), Keros Therapeutics, Inc. (Nasdaq: KROS), and Terns Pharmaceuticals, Inc. (Nasdaq: TERNS), as well as several private companies. Dr. Gordon previously served on the boards of directors of several companies, including Alector Inc. (Nasdaq: ALEC), Arsanis, Inc. (which merged with X4 Pharmaceuticals, Inc.), Gemini Therapeutics Inc. (Nasdaq: GMTX), ORIC Pharmaceuticals, Inc. (Nasdaq: ORIC), Passage Bio Inc. (Nasdaq: PASG), Prevail Therapeutics, Inc. (Nasdaq: PRVL), SpringWorks Therapeutics, Inc. (Nasdaq: SWTX), Theseus Pharmaceuticals, Inc. (Nasdaq: THRX), and Turning Point Therapeutics, Inc. (Nasdaq: TPTX). Dr. Gordon holds a B.A. in Chemistry from Harvard College, a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology and was a Fellow at The Rockefeller University.

We believe Dr. Gordon is qualified to serve on our board of directors due to his scientific expertise, extensive business experience, and experience in venture capital and the life science industry.

Helen Sabzevari, Ph.D. has served as a member of our board of directors since June 2021. Dr. Sabzevari currently serves as President, Chief Executive Officer, and a member of the board of directors of Precigen, Inc. (Nasdaq: PGEN), a dedicated discovery and clinical stage biopharmaceutical company, and since July 2017 has served in various other senior executive positions at Precigen and its wholly owned subsidiary, PGEN Therapeutics, Inc. Prior to Precigen, Dr. Sabzevari was co-founder and Chief Scientific Officer of Compass Therapeutics, a fully integrated drug discovery and development company focused on manipulating the immune system to treat human disease, from 2015 to 2017. Prior to Compass Therapeutics, Dr. Sabzevari was Senior Vice President of Immuno-Oncology as well as Global Head of Immunotherapy, Oncology, Global Research and Early Development at EMD Serono (a subsidiary of Merck KGaA, Darmstadt, Germany) from 2008 to 2014. Dr. Sabzevari received her Ph.D. in cell and molecular immunology and completed her postdoctoral work at the department of immunology at the Scripps Research Institute working on various immunotherapeutic modalities in the treatment of cancer and autoimmune diseases.

We believe Dr. Sabzevari is qualified to serve on our board of directors because of her expertise in the research and development of immunotherapy-based therapeutics and her leadership experience in and knowledge of the biotherapeutics industry.

Jim Tananbaum, M.D. is a founding board member of Kinnate, first appointed to our board of directors in March 2018, and has served on our board of directors from March 2018 to December 2019 and since June 2020. He has also served as Founder and Chief Executive Officer of Foresite Capital Management, an investment firm, since 2010. Prior to that, he co-founded, and served as Managing Director of, Prospect Venture Partners, an investment firm. Dr. Tananbaum also co-founded Theravance, Inc., now Innoviva, Inc., in 1997. Dr. Tananbaum formerly served on the board of directors of Pardes Biosciences Inc. (Nasdaq: PRDS) and Quantum-SI Inc. (Nasdaq: QSI). Dr. Tananbaum also served on the boards of directors of FS Development Corp. (Nasdaq: FSDC) from July 2020 to February 2021 and FS Development Corp. II (Nasdaq: FSII) from August 2020 to December 2021. He holds a B.S. and BSEE in Applied Math, Electrical Engineering/Computer Science from Yale University, an M.D. from Harvard Medical School, an M.B.A. from Harvard Business School and an M.S. from the Harvard-MIT Health Sciences and Technology Program.

We believe Dr. Tananbaum is qualified to serve on our board of directors because of his educational background and extensive experience in investing in biotechnology companies.

Jill DeSimone has served on our board of directors since March 2023. Ms. DeSimone served as President of U.S. Oncology at multinational pharmaceutical company Merck & Co., Inc. from 2014 to 2022. Prior to that, Ms. DeSimone served as Senior Vice President of Women’s Global Health at multinational pharmaceutical company Teva Pharmaceuticals Industries Ltd. from 2012 to 2014. From 1980 to 2012, Ms. DeSimone served in various commercial leadership roles, including Senior Vice President of U.S. Oncology, at multinational pharmaceutical company Bristol-Myers Squibb Company. Ms. DeSimone serves on the boards of directors of Praxis Precision Medicines, Inc. (Nasdaq: PRAX) and Oncternal Therapeutics, Inc. (Nasdaq: ONCT). Ms. DeSimone holds a B.S. in Pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania.

We believe Ms. DeSimone is qualified to serve on our board of directors because of her extensive experience as an executive in the pharmaceutical and biotechnology industry.

Melissa Epperly has served on our board of directors since October 2020. Ms. Epperly has served as Chief Financial Officer at Zentalis Pharmaceuticals, Inc. (Nasdaq: ZNTL), a clinical-stage biopharmaceutical company, since September 2019. Prior to her current position, she served as Chief Financial Officer of PsiOxus Therapeutics Ltd., a clinical-stage gene therapy cancer company, from June 2018 to August 2019. Prior to that, Ms. Epperly also served as Chief Financial Officer and Head of Business Development at R-Pharm US, a commercial-stage oncology company, from October 2015 to June 2018. Ms. Epperly also served as a Director at Anchorage Capital Group, a credit-focused hedge fund from August 2012 to September 2015. Ms. Epperly serves on the boards of directors of Nautilus Biotechnology (Nasdaq: NAUT) and Roivant Sciences (Nasdaq: ROIV). Ms. Epperly holds a B.A. in Biochemistry and Economics from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Ms. Epperly is qualified to serve on our board of directors because she brings extensive experience as a senior financial executive in the life sciences industry.

Michael Rome, Ph.D. has served on our board of directors since December 2019. He has served in various roles with Foresite Capital Management, an investment firm, since August 2016, including serving as Managing Director since May 2020. Prior to that, he served as an Analyst at DAFNA Capital Management LLC, a healthcare hedge fund, from September 2015 to July 2016. Dr. Rome also worked in early-stage drug development as a Senior Scientist for Vault Pharma, an academic start-up out of the California NanoSystems Institute at UCLA, from April 2014 to September 2015. Dr. Rome served on the boards of directors of FS Development Corp. (Nasdaq: FSDC) from July 2020 to February 2021 and FS Development Corp. II (Nasdaq: FSII) from August 2020 to December 2021. Dr. Rome holds a B.S. in Molecular, Cellular and Developmental Biology from University of California, Los Angeles and a Ph.D. in Biochemistry, Biophysics and Molecular Biology from California Institute of Technology.

We believe Dr. Rome is qualified to serve on our board of directors because of his extensive experience in investing in diverse biotechnology companies and his depth of knowledge and substantial experience as a research scientist.

Laurie Smaldone Alsup, M.D. has served on our board of directors since August 2020. Since August 2023, Dr. Smaldone Alsup has served as the Senior Vice President of Regulatory Science at SSI Strategy. From March 2016 to August 2023, Dr. Smaldone Alsup served as the Chief Scientific Officer and Chief Medical Officer of NDA Group AB, a drug regulatory and drug consulting company. Prior to her current position, she served as the President and Chief Scientific Officer of PharmApprove LLC, a drug development consulting company, from August 2011 until its acquisition by NDA Group AB in March 2016. Prior to that, from 2008 to 2011, Dr. Smaldone Alsup served as the President and Chief Executive Officer of Phytomedics, Inc., a biopharmaceutical company, and from 1998 to 2007 in senior positions at Bristol-Myers Squibb Company, a pharmaceutical company, including as Vice President, Corporate Strategy and Business Risk Management and as Senior Vice President, Global Regulatory Science. Dr. Smaldone Alsup serves on the boards of directors of Blackberry, Ltd. (NYSE: BB), Arvinas, Inc. (Nasdaq: ARVN), and Theravance Biopharma, Inc. (Nasdaq: TBPH). Dr. Smaldone Alsup previously served on the board of directors of Pardes Biosciences Inc. (Nasdaq: PRDS) from September 2022 to August 2023. Dr. Smaldone Alsup holds a B.A. in Biology and Philosophy from Fordham College and a M.D. from Yale School of Medicine.

We believe Dr. Smaldone Alsup is qualified to serve on our board of directors due to her medical expertise, her expertise as an executive in the biotechnology industry and her experience as a public company board member, including within the biotechnology industry.

Nima Farzan has served as our President and Chief Executive Officer and as a member of our board of directors since March 2020. Mr. Farzan has also served as an Executive in Residence at Foresite Capital, a venture capital fund, from February 2020 to March 2020. From October 2018 to March 2020, Mr. Farzan worked as an advisor to various life sciences companies, including Emergent BioSolutions Inc. and MODA Pharmaceuticals. Prior to joining us, Mr. Farzan was with PaxVax, Inc., a biopharmaceutical company (acquired by Emergent BioSolutions Inc. in 2018), where he served initially as Chief Operating Officer and then Chief Executive Officer and President from September 2011 to October 2018. From August 2004 to September 2011, he served in a number of roles at Novartis AG, a pharmaceutical company, including VP, Global Program Head for Metabolic Disease and VP, US Marketing at Novartis Vaccines and Diagnostics, a division of Novartis. Mr. Farzan currently serves on the board of directors of Keros Therapeutics, Inc. (Nasdaq: KROS). Mr. Farzan holds a B.A. in Human Biology from Stanford University and an M.B.A. from Harvard Business School.

We believe Mr. Farzan is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, his experience in leadership positions in the biotechnology industry, his educational background and his strong scientific knowledge.

Keith Flaherty, M.D. has served as a member of our board of directors since December 2019. Dr. Flaherty is the Director of Clinical Research at Massachusetts General Hospital Cancer Center, where he has worked since July 2009. From July 2009 to October 2015, Dr. Flaherty served as an Associate Professor of Medicine at Harvard Medical School and since October 2015 as Professor of Medicine. He has also served as the Chair of the Developmental Therapeutics Committee at the Eastern Cooperative Oncology Group and American College of Radiology Imaging Network (ECOG-ACRIN) Cancer Research Group, and in April 2013 he was appointed as the ECOG Deputy Chair for Biomarker Science. In September 2018, Dr. Flaherty joined the National Cancer Institute (NCI) Board of Scientific Advisors. Dr. Flaherty trained in internal medicine at Brigham and Women’s Hospital, and in medical oncology at the University of Pennsylvania, earning board certifications in these specialties. Dr. Flaherty formerly served on the boards of directors of Clovis Oncology (Nasdaq: CLVS), Checkmate Pharmaceuticals, Inc. (Nasdaq: CMPI) and Loxo Oncology, Inc. (Nasdaq: LOXO) (acquired by Eli Lilly and Company). Dr. Flaherty holds an M.D. from The Johns Hopkins School of Medicine and a B.S. in Neurobiology from Yale University.

We believe Dr. Flaherty is qualified to serve on our board of directors because of his scientific and educational background and his extensive expertise in the oncology field.

Dean Mitchell has served as a member of our board of directors since August 2020 and has served as the Chair of our board of directors since August 2020. Mr. Mitchell also served as Executive Chair of the board of directors of Covis Pharma Holdings, a specialty pharmaceutical company, from July 2013 until its sale in March 2020. He previously served as Chair of PaxVax, a biopharmaceutical company, from October 2016 to October 2018. Prior to that, he served as President and Chief Executive Officer of Lux Biosciences, Inc., a biotechnology company focusing on the treatment of ophthalmic diseases, from July 2010 to July 2013. Prior to Lux Biosciences, he served as President and Chief Executive Officer of both Alpharma, Inc., a publicly traded specialty pharmaceutical company, from 2006 until its acquisition by King Pharmaceuticals, Inc. in 2008, and Guilford Pharmaceuticals, Inc., a publicly traded pharmaceutical company focused in oncology and acute care, from 2004 until its acquisition by MGI Pharma Inc. in 2005. From 2001 to 2004, he served in various senior executive capacities in the worldwide medicines group of Bristol-Myers Squibb Company, a pharmaceutical company. Prior to the Bristol-Myers Squibb Company, he spent 14 years at GlaxoSmithKline plc, in assignments of increasing responsibility spanning sales, marketing, general management, commercial strategy and clinical development and product strategy. Mr. Mitchell also serves on the boards of directors of Precigen, Inc. (Nasdaq: PGEN), Theravance BioPharma, Inc. (Nasdaq: TBPH), and Praxis Precision Medicines, Inc. (Nasdaq: PRAX). Additionally, Mr. Mitchell served on the board of directors of ImmunoGen, Inc. from 2012 until its acquisition by Abbvie Inc. in February 2024. Mr. Mitchell holds a B.S. in Applied Biology from Coventry University and an M.B.A. from Cass Business School, London.

We believe Mr. Mitchell’s qualifications to serve on our board of directors include his management experience in the pharmaceutical and biotherapeutics industries and his experience as an executive officer and board member of several biotechnology companies.

Identification of Executive Officers

The following table sets forth the names, ages, and certain other information about our executive officers as of March 1, 2024. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Nima Farzan	48	President, Chief Executive Officer and Director
Neha Krishnamohan	37	Chief Financial Officer and Executive Vice President, Corporate Development
Mark Meltz	50	Chief Operating Officer, General Counsel and Corporate Secretary
Richard Williams, MBBS, Ph.D.	55	Chief Medical Officer*
*Dr. Williams’ employment as our Chief Medical Officer was terminated effective March 15, 2024.

For the biography of Mr. Farzan, please see “Identification of Directors.”

Neha Krishnamohan has served as our Chief Financial Officer and Executive Vice President, Corporate Development since June 2021. Prior to joining us, she was with Goldman Sachs from July 2008 to May 2021, where she served most recently as Vice President, Healthcare Investment Banking from January 2015 to May 2021 and was an Associate in the Healthcare Investment Banking Group from August 2011 to December 2014. Ms. Krishnamohan serves on the board of directors of Arcutis Biotherapeutics, Inc. (Nasdaq: ARQT). Ms. Krishnamohan holds a B.S.E. with a double major in Biomedical Engineering and Economics from Duke University.

Mark Meltz has served as our Chief Operating Officer and General Counsel since April 2020 and our Corporate Secretary since May 2020. Prior to joining us, from March 2019 to February 2020 he served as Senior Vice President and General Counsel at Audentes Therapeutics, Inc. (now part of Astellas Gene Therapies), a biotechnology company. From June 2014 to March 2019, Mr. Meltz served as Executive Vice President and Chief Business Development and Legal Officer at PaxVax, Inc., a biotechnology company (acquired by Emergent BioSolutions in 2018). He holds a B.A. in Psychology from Yale University and a J.D. from Boston College Law School.

Richard Williams, MBBS, Ph.D. served as our Chief Medical Officer from June 2020 to March 2024. Prior to joining us, he was with WuXi NextCODE Genomics USA, Inc. (now known as Genuity Science, Inc.) from March 2018 to June 2020, where he served most recently as Chief Medical Officer from June 2019 to June 2020. From January 2017 to February 2018, Dr. Williams served as the Medical Director and Group Medical Director at GRAIL, Inc. a biotechnology company. From September 2015 to January 2017, Dr. Williams was with Amgen, where he most recently served as Head, Early Development Oncology Group from June 2016 to January 2017. From November 2012 to September 2015, Dr. Williams was with Puma Biotechnology, Inc. where he most recently served as the Senior Medical Director, Clinical Research & Development from November 2013 to September 2015. From September 2010 to November 2012, Dr. Williams was with Amgen as Clinical Research Medical Director in its Global Development (late phase) group. Dr. Williams holds an MBBS in Medicine and Surgery and a Ph.D. in Cancer Biology from the University of Queensland.

Legal Proceedings

There are no material legal proceedings to which any of our directors is a party adverse to us or in which any such person has a material interest adverse to us.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2023, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements, except that during our fiscal year ended December 31, 2023, entities affiliated with OrbiMed filed one late Form 4 with respect to two transactions.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations website at investors.kinnate.com. We will post any amendments to our Code of Business Conduct and Ethics and any waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website or in filings under the Exchange Act.

Audit Committee

Our audit committee consists of Ms. DeSimone, Ms. Epperly, and Mr. Mitchell, with Ms. Epperly serving as chair. Our board of directors has determined that Ms. Epperly is an audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication and is independent, as each of those terms are defined under the rules of Nasdaq. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee is responsible for, among other things:

•	selecting and hiring the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•	approving audit and non-audit service and fees;

•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

•	reviewing reports and communications from the independent registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions; and

•
establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our investor relations website at investors.kinnate.com. During 2023, our audit committee held five meetings.

Employee, Officer and Director Hedging and Pledging Policy

Under our Insider Trading Policy, our directors, officers, employees, consultants, contractors and advisors (Covered Persons) may not, directly or indirectly, (a) trade in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to them by us) or (b) purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value our equity securities either (i) granted to them by us as part of their compensation or (ii) held, directly or indirectly, by them. Also, Covered Persons may not pledge our securities as collateral for any loan or as part of any other pledging transaction.

Item 11.	Executive Compensation.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for evaluating the executive compensation programs for our executive officers and reports to our board of directors on its discussions, and makes recommendations to our board of directors for decisions and other actions with respect to this program. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes recommendations to our board of directors as to total compensation for each executive officer.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2023, our compensation committee retained Aon/Radford, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Radford serves at the discretion of our compensation committee. As part of its engagement, Aon/Radford assists our compensation committee in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers and to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Our compensation committee periodically considers and assesses Aon/Radford’s independence, including whether Aon/Radford has any potential conflicts of interest with the Company or members of our compensation committee. In connection with Aon/Radford’s engagement, our compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Aon/Radford or the individual consultants employed by Radford that perform services for our compensation committee.

Our named executive officers for the fiscal year ended December 31, 2023, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2023, are:

•	Nima Farzan, our President, Chief Executive Officer and Director;

•	Mark Meltz, our Chief Operating Officer, General Counsel and Corporate Secretary; and

•	Richard Williams, MBBS, Ph.D., our Chief Medical Officer.

Dr. Williams’ employment as our Chief Medical Officer was terminated effective March 15, 2024.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2022 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Nima Farzan President, Chief Executive Officer and Director	2023	607,703	320,763	—	3,609,600	—	1,710	4,539,776
	2022	583,206	307,038	—	2,886,280	—	1,710	3,778,234
Mark Meltz Chief Operating Officer, General Counsel and Corporate Secretary	2023	480,725	184,542	—	1,034,752	—	2,622	1,702,641
	2022	461,354	206,045	367,750	974,120	—	4,465	2,013,734
Richard Williams, MBBS, Ph.D.(2) Chief Medical Officer	2023	503,437	192,358	—	1,034,752	—	4,902	1,735,449

(1)
This column reflects the aggregate grant date fair value of stock and option awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 2(m) to our financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. For option awards, our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such option awards.

(2)	Dr. Williams was not a named executive officer in our 2023 proxy statement. Therefore, this table does not provide 2022 data for him.

Employment Arrangements with Our Named Executive Officers

Each of our current named executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

Nima Farzan
In November 2020, we entered into a confirmatory employment letter with Mr. Farzan, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. Farzan is an at-will employee and supersedes all prior employment agreements between Mr. Farzan and us. Mr. Farzan’s current annual base salary is $612,612 and he is eligible for an annual target cash incentive payment equal to 55% of his annual base salary. Mr. Farzan is eligible for severance and change in control benefits, as more fully described in “-Potential Payments upon Termination or Change in Control.” In November 2023, we entered into a transaction bonus agreement with Mr. Farzan, as more fully described in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Mark Meltz
In November 2020, we entered into a confirmatory employment letter with Mr. Meltz, our Chief Operating Officer and General Counsel. The confirmatory employment letter has no specific term and provides that Mr. Meltz is an at-will employee and supersedes all prior employment agreements between Mr. Meltz and us. Mr. Meltz’s current annual base salary is $484,600 and he is eligible for an annual target cash incentive payment equal to 40% of his annual base salary. Mr. Meltz is eligible for severance and change in control benefits, as more fully described in “-Potential Payments upon Termination or Change in Control.” In November 2023, we entered into a transaction bonus agreement with Mr. Meltz, as more fully described in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Richard Williams, MBBS, Ph.D.
In November 2020, we entered into a confirmatory employment letter with Dr. Williams, our former Chief Medical Officer. The confirmatory employment letter has no specific term and provides that Dr. Williams is an at-will employee and supersedes all prior employment agreements between Dr. Williams and us. Dr. Williams’ current annual base salary is $507,500 and he is eligible for an annual target cash incentive payment equal to 40% of his annual base salary. Dr. Williams is eligible for severance and change in control benefits, as more fully described in “-Potential payments upon termination or change in control.” In November 2023, we entered into a transaction bonus agreement with Dr. Williams, as more fully described in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Potential Payments upon Termination or Change in Control

In November 2020, we entered into change in control and severance agreements (amended in part by the November 2023 transaction bonus agreements) with each of Mr. Farzan, Mr. Meltz and Dr. Williams. Each agreement provides for certain severance and change in control benefits as described below.

If the employment of an executive officer with whom we have entered into a change in control and severance agreement is terminated outside the period beginning six months prior to the date of a change in control and ending 12 months following that change in control (the Change in Control Period) either (1) by the company without “cause” (excluding by reason of death or disability) or (2) by the executive officer for “good reason” (as such terms are defined in the executive officer’s change in control and severance agreement), the executive officer will receive the following benefits if he or she timely signs and does not revoke a release of claims in our favor:

•
a lump-sum payment equal to 9 months (or 12 months in the case of Mr. Farzan) of the executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction);

•
payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), for the executive officer and their eligible dependents, if any, for up to 9 months (or 12 months in the case of Mr. Farzan); and

•
vesting acceleration of any outstanding equity award that would have otherwise vested had the executive officer remained employed for another 12 months (in the case of Mr. Farzan) or 9 months (in the case of Mr. Meltz and, previously, Dr. Williams).

If, during the Change in Control Period, the employment of an executive officer with whom we have entered into a change in control and severance agreement is terminated either (1) by the company without cause (excluding by reason of death or disability) or (2) by the executive officer for good reason, the executive officer will receive the following benefits if the executive officer timely signs and does not revoke a separation agreement and release of claims in our favor:

•
a lump-sum payment equal to 12 months (or 18 months in the case of Mr. Farzan) of the executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction) or if greater, at the level in effect immediately prior to the change in control, based on the number of days in such year for which the executive officer is employed by, or provided service to, us;

•
a lump-sum payment equal to the sum of (x) 100% (or 150% in the case of Mr. Farzan) of the executive officer’s target annual bonus as in effect for the fiscal year in which such termination occurs or if greater, at the level in effect, immediately prior to the change in control, plus (y) a pro-rated portion of the executive officer’s target bonus for the year in which the change of control occurs;

•	payment of premiums for coverage under COBRA for the executive officer and the executive officer’s eligible dependents, if any, for up to 12 months (or 24 months in the case of Mr. Farzan); and

•
100% accelerated vesting and exercisability of all company equity awards with service-based vesting (but that are not subject to performance-based vesting) that are outstanding and unvested as of the date of the qualifying termination.

If any of the amounts provided for under these change in control and severance agreements or otherwise payable to the named executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the Code) and could be subject to the related excise tax, the executive officer would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the executive officer. The change in control and severance agreements do not require us to provide any tax gross-up payments.

Under the change in control and severance agreement, “cause” generally means the executive officer’s (i) conviction of, or plea of guilty or nolo contendere to, any crime involving dishonesty or moral turpitude or any felony, (ii) engagement in material dishonesty, willful misconduct or gross negligence in each case in connection with the executive officer’s position at the company, (iii) material breach of any confidentiality, invention assignment, non-disclosure, or non-solicitation agreement entered into between us and the executive officer, (iv) material violation of a written company policy or procedure that has been provided to the executive officer causing substantial injury to us, and/or (v) gross negligence or willful misconduct by the executive officer with respect to his performance of his assigned duties for us, following written notice of such refusal by us and a period of fifteen (15) days to cure the same and the executive officer’s failure to cure during such time period.

Under the change in control and severance agreement, “good reason” generally means that the executive officer resigns from the company within 30 days following the end of our cure period (discussed below) as a result of any (i) a material diminution in executive officer’s base salary, (ii) the assignment to executive officer of duties that are materially inconsistent with the executive officer’s duties that results in a material diminution of the executive officer’s duties, (iii) a material diminution in the executive officer’s authority, duties, or responsibilities; (iv) a material change in the location of the executive officer’s primary place of work to a location more than thirty (30) miles from his primary place of work immediately prior to such change and further from his residence, or (v) following a change in control, if the executive officer served as a Section 16 officer prior to the change in control, the executive officer is not a Section 16 officer of the company or its ultimate parent, or if the ultimate parent is not a public company with the executive officer not reporting to the chief executive officer of the ultimate parent company. For a resignation to qualify as “good reason,” the executive officer also must provide written notice within 90 days following the initial existence of the good reason condition, and we must have failed to materially remedy such event within 30 days after receipt of such notice.

Executive Incentive Compensation Plan

In November 2020, our board of directors adopted an Executive Incentive Compensation Plan (the Incentive Compensation Plan). The Incentive Compensation Plan became effective in connection with our initial public offering. The Incentive Compensation Plan allows our compensation committee to grant incentive awards, generally payable in cash, to employees selected by our compensation committee, including our executive officers, based upon performance goals established by our compensation committee.

Under the Incentive Compensation Plan, our compensation committee determines the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development, regulatory milestones or regulatory-related goals, gross margin, financial milestones, new product or business development, operating margin, product release timelines or other product release milestones, publications, cash flow, procurement, savings, internal structure, leadership development, project, function or portfolio-specific milestones, license or research collaboration agreements, capital raising, initial public offering preparations, patentability and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

The compensation committee administers the Incentive Compensation Plan and may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards generally are paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, to earn an actual award a participant must be employed by us through the date the actual award is paid. The administrator of the Incentive Compensation Plan may reserve the right to settle an actual award with a grant of an equity award under our then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as the administrator determines. Payment of awards occurs as soon as practicable after they are earned, but no later than the dates set forth in the Incentive Compensation Plan.

Awards under the Incentive Compensation Plan are subject to any clawback policy of ours, which we may be required to adopt from time to time to comply with applicable laws, including our Compensation Recovery Policy. The administrator also may impose such other clawback, recovery or recoupment provisions with respect an award under the Incentive Compensation Plan as the administrator determines necessary or appropriate, including for example, reduction, cancellation, forfeiture or recoupment upon a termination of a participant’s employment for cause. Certain participants may be required to reimburse us for certain amounts paid under an award under the Incentive Compensation Plan in connection with certain accounting restatements we may be required to prepare due to our material noncompliance with any financial reporting requirements under applicable securities laws, as a result of misconduct.

Our board of directors and our compensation committee has the authority to amend, suspend or terminate the Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

401(k) Plan

We maintain a 401(k) retirement savings plan (the 401(k) plan) for the benefit of our employees, including our executive officers who remain employed with us and who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code and the applicable limits of the 401(k) plan, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan permits us to make matching and other contributions to eligible participants. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.  Our 401(K) plan is to be terminated upon consummation of the Merger.

Outstanding Equity Awards at 2023 Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

		Option Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Exercisable Options (#) Exercisable	Number of Securities Underlying Unexercisable Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have not Vested ($)
Nima Farzan(2)	3/23/2020	1,281,642	0	2.57	3/23/2030	—	—
Nima Farzan(3)	8/18/2020	364,510	72,903	5.63	8/18/2030	—	—
Nima Farzan(4)	2/12/2021	194,791	80,209	35.38	2/12/2031	—	—
Nima Farzan(5)	2/11/2022	183,333	216,667	10.03	2/11/2032	—	—
Nima Farzan(6)	2/10/2023	156,229	593,771	6.78	2/10/2033	—	—
Mark Meltz(7)	4/2/2020	384,508	0	2.57	4/2/2030	—	—
Mark Meltz(8)	8/18/2020	101,252	20,251	5.63	8/18/2030	—	—
Mark Meltz(9)	2/12/2021	70,833	29,167	35.38	2/12/2031	—	—
Mark Meltz(10)	2/11/2022	61,875	73,125	10.03	2/11/2032	—	—
Mark Meltz(11)	2/10/2023	44,785	170,215	6.78	2/10/2033	—	—
Mark Meltz(12)	9/1/2022	—	—	—	—	17,188	40,736
Richard Williams, MBBS, Ph.D.(13)	6/22/2020	276,757	47,252	2.57	6/22/2030	—	—
Richard Williams, MBBS, Ph.D.(14)	8/18/2020	94,502	18,901	5.63	8/18/2030	—	—
Richard Williams, MBBS, Ph.D.(15)	2/12/2021	70,833	29,167	35.38	2/12/2031	—	—
Richard Williams, MBBS, Ph.D.(16)	2/11/2022	61,875	73,125	10.03	2/11/2032	—	—
Richard Williams, MBBS, Ph.D.(17)	2/10/2023	44,785	170,215	6.78	2/10/2033	—	—
Richard Williams, MBBS, Ph.D.(18)	9/1/2022	—	—	—	—	17,188	40,736

(1)
The unvested portion of these awards are also subject to vesting acceleration under certain circumstances, as will be more fully described below under “-Potential Payments upon Termination or Change in Control-Change in Control and Severance Policy.”

(2)
1/4th of the shares subject to the option shall vest on March 3, 2021 and 1/48th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date. All of the shares subject to the option may be early exercised.

(3)
1/4th of the shares subject to the option shall vest on August 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(4)
1/48th of the shares subject to the option shall vest on March 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(5)
1/48th of the shares subject to the option shall vest on March 1, 2022 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(6)
1/48th of the shares granted under the option shall vest on March 1, 2023, and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(7)
1/4th of the shares subject to the option shall vest on April 1, 2021 and 1/48th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date. All of the shares subject to the option may be early exercised.

(8)
1/4th of the shares subject to the option shall vest on August 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(9)
1/48th of the shares subject to the option shall vest on March 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(10)
1/48th of the shares subject to the option shall vest on March 1, 2022 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(11)
1/48th of the shares granted under the option shall vest on March 1, 2023, and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(12)
1/16th of the shares subject to the RSU award shall vest on each of March 1, June 1, September 1 and December 1 of each calendar year, beginning December 1, 2022 subject to continued service through each such vesting date.

(13)
1/4th of the shares subject to the option shall vest on the one year anniversary of July 1, 2020, the Vesting Commencement Date, and thereafter 1/48th of the shares subject to the option shall vest each month in equal installments on the same day of the month as the Vesting Commencement Date.

(14)
1/4th of the shares subject to the option shall vest on August 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(15)
1/48th of the shares subject to the option shall vest on March 1, 2021 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(16)
1/48th of the shares subject to the option shall vest on March 1, 2022 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(17)
1/48th of the shares granted under the option shall vest on March 1, 2023, and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(18)
1/16th of the shares subject to the RSU award shall vest on each of March 1, June 1, September 1 and December 1 of each calendar year, beginning December 1, 2022 subject to continued service through each such vesting date.

Director Compensation

Our board of directors adopted, and our stockholders approved, an amended and restated compensation policy for our non-employee directors (the Outside Director Compensation Policy), in consultation with our compensation committee’s independent compensation consultant, Aon/Radford, in February 2023. This policy was developed with input from Aon/Radford regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors. Our nominating and corporate governance committee reviews the form and amount of compensation paid for service on our board of directors and its committees at least annually.

Under the Outside Director Compensation Policy, each non-employee director receives the cash and equity compensation for his or her service as a member of our board of directors, as described below. We also reimburse our non-employee directors for reasonable, customary and documented travel expenses to meetings of our board of directors or its committees.

The Outside Director Compensation Policy includes a maximum annual limit of $750,000 of cash compensation and equity awards that may be paid, issued or granted to a non-employee director in any fiscal year (increased to $1,000,000 in the fiscal year in which the non-employee director joins our board of directors). For purposes of these limitations, the value of an equity award is based on its grant date fair value. Any cash compensation paid or equity awards granted to a person for his or her service as an employee, or for his or her service as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Under our Outside Director Compensation Policy, each non-employee director is paid an annual cash retainer of $40,000. In addition, each non-employee director was and is entitled to receive the following cash compensation under the Outside Director Compensation Policy for his or her service:

•	$30,000 per year for service as chair of our board of directors;

•	$15,000 per year for service as chair of our audit committee;

•	$7,500 per year for service as a member of our audit committee;

•	$10,000 per year for service as chair of our compensation committee;

•	$5,000 per year for service as a member of our compensation committee;

•	$8,000 per year for service as chair of our nominating and corporate governance committee; and

•	$4,000 per year for service as a member of our nominating and corporate governance committee.

Each non-employee director who serves as a committee chair receives only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis. The above-listed fees for service as chair or members of committees are payable in addition to the non-employee director retainer.

Equity Compensation

Initial Options. Each person who first became a non-employee director after the effective date of our Outside Director Compensation Policy was entitled to receive, on the first trading day on or after the date that the person first became a non-employee director, an initial award (an Initial Award) of stock options to purchase 50,000 shares of our common stock. Each Initial Award will be scheduled to vest in equal installments as to 1/36th of the shares of our common stock subject to the Initial Award on a monthly basis following the Initial Award’s grant date, on the same day of the month as the grant date, subject to continued services to us through the applicable vesting dates. Our board of directors or a committee thereof may change or revise the terms of an Initial Award, including the number of shares subject to the award. If the person was a member of our board of directors and also an employee, then becoming a non-employee director due to termination of employment will not entitle the person to an Initial Award.

Annual Options. Each non-employee director who had completed at least six months of continuous service as a non-employee director automatically was entitled to receive, on the first trading day immediately after the date of each annual meeting of our stockholders after the effective date of our Outsider Director Compensation Policy, an annual award (an Annual Award) of stock options to purchase 25,000 shares of our common stock. Each Annual Award will be scheduled to vest as to 1/12th shares subject to the Annual Award on a monthly basis following the Annual Award’s grant date on the same day of the month as such grant date (or the last day of the month, if there is no corresponding day in such month), or if earlier, the day immediately before the date of the next annual meeting that occurs after the Annual Award’s grant date, subject to continued service to us through the applicable vesting date. Our board of directors or a committee thereof may change or revise the terms of an Annual Award, including the number of shares subject to the award.

Change in Control. In the event of a change in control, as defined in our 2020 Equity Incentive Plan (the 2020 Plan), each non-employee director’s then outstanding equity awards covering shares of our common stock will accelerate vesting in full, provided that he or she remains a non-employee director through the date of the change in control.

Other Award Terms. Each Initial Award and Annual Award is granted under the 2020 Plan (or its successor plan, as applicable) and form of award agreement under such plan. These awards have a maximum term to expiration of 10 years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.

2023 Compensation

Directors who are also our employees receive no additional compensation for their service as directors. In 2023, Mr. Farzan was our only employee director. Please see the section titled, “Executive Compensation” for additional information about Mr. Farzan’s compensation for his service as our President and Chief Executive Officer.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2023. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards, or pay any other compensation, to any of our non-employee directors in 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jill DeSimone(2)	43,750	180,240	—	223,990
Melissa Epperly	55,000	55,280	—	110,280
Keith Flaherty, M.D.	48,000	55,280	—	103,280
Carl L. Gordon, Ph.D., CFA	52,500	55,280	—	107,780
Dean Mitchell	84,000	55,280	—	139,280
Michael Rome, Ph.D.(3)	—	—	—	—
Helen Sabzevari, Ph.D.	40,000	55,280	—	95,280
Laurie Smaldone Alsup, M.D.	44,000	55,280	—	99,280
Jim Tananbaum, M.D.(3)	—	—	—	—

(1)
This column reflects the aggregate grant date fair value of option awards granted to the director in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation (Topic 718). See Note 2(m) to our financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)	Ms. DeSimone began serving as a member of our board of directors effective March 1, 2023.
(3)	Drs. Rome and Tananbaum previously waived their right to receive cash compensation and the annual equity award for their service as a member of our board of directors or its committees.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2023:

		Option Awards
Name	Date of Grant	Number of Securities Underlying Exercisable Options	Number of Securities Underlying Unexercisable Options	Option Exercise Price ($)	Option Expiration Date
Jill DeSimone(1)	3/1/2023	12,500	37,500	5.21	3/1/2033
Melissa Epperly(2)	10/23/2020	60,751	0	8.39	10/23/2030
Melissa Epperly(3)	6/11/2021	20,250	0	24.46	6/11/2031
Melissa Epperly(4)	6/13/2022	20,250	0	8.38	6/13/2032
Melissa Epperly(5)	6/12/2023	12,500	12,500	3.48	6/12/2023
Keith Flaherty, M.D.(6)	9/17/2018	32,064	0	0.18	9/17/2028
Keith Flaherty, M.D.(7)	2/5/2020	56,112	0	2.57	2/5/2030
Keith Flaherty, M.D.(8)	8/18/2020	9,366	2,025	5.63	8/18/2030
Keith Flaherty, M.D.(9)	6/11/2021	20,250	0	24.46	6/11/2031
Keith Flaherty, M.D.(10)	6/13/2022	20,250	0	8.38	6/13/2032
Keith Flaherty, M.D.(11)	6/12/2023	12,500	12,500	3.48	6/12/2033
Carl L. Gordon, Ph.D., CFA(12)	12/2/2020	40,501		20.00	12/2/2030
Carl L. Gordon, Ph.D., CFA(13)	6/13/2022	20,250	0	8.38	6/13/2032
Carl L. Gordon Ph.D., CFA(14)	6/12/2023	12,500	12,500	3.48	6/12/2033
Dean Mitchell(15)	8/18/2020	121,503	0	5.63	8/18/2030
Dean Mitchell(16)	6/11/2021	20,250	0	24.46	6/11/2031
Dean Mitchell(17)	6/13/2022	20,250	0	8.38	6/13/2032
Dean Mitchell(18)	6/12/2023	12,500	12,500	3.48	6/12/2023
Michael Rome, Ph.D.(19)	12/2/2020	40,501	0	20.00	12/2/2030
Michael Rome, Ph.D.(20)	6/13/2022	20,250	0	8.38	6/13/2032
Helen Sabzevari, Ph.D.(21)	6/24/2021	33,750	6,751	24.38	6/24/2031
Helen Sabzevari, Ph.D.(22)	6/13/2022	20,250	0	8.38	6/13/2032
Helen Sabzevari Ph.D.(23)	6/12/2023	12,500	12,500	3.48	6/12/2033
Laurie Smaldone Alsup, M.D.(24)	8/22/2020	60,751	0	5.63	8/22/2030
Laurie Smaldone Alsup, M.D.(25)	6/11/2021	20,250	0	24.46	6/11/2031
Laurie Smaldone Alsup, M.D.(26)	6/13/2022	20,250	0	8.38	6/13/2032
Laurie Smaldone Alsup, M.D.(27)	6/12/2023	12,500	12,500	3.48	6/12/2033
Jim Tananbaum, M.D.(28)	12/2/2020	40,501	0	20.00	12/2/2030
Jim Tananbaum, M.D.(29)	6/13/2022	20,250	0	8.38	6/13/2032

(1)	1/36th of the shares subject to the option vest on each monthly anniversary of the date of grant subject to continued service through each such vesting date.
(2)
1/24th of the shares subject to the option vested on December 1, 2020 and 1/24th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(3)	1/12th of the shares subject to the option vested on July 11, 2021 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(4)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(5)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(6)	1/48th of the shares subject to the option vested on July 1, 2018 and 1/48th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(7)
1/48th of the shares subject to the option vested on January 19, 2020 and 1/48th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(8)
1/48th of the shares subject to the option vested on September 1, 2020 and 1/48th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(9)	1/12th of the shares subject to the option vested on July 11, 2021 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(10)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(11)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(12)
1/36th of the shares subject to the option vested on January 2, 2021 and 1/36th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(13)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(14)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(15)
1/24th of the shares subject to the option vested on September 1, 2020 and 1/24th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(16)	1/12th of the shares subject to the option vested on July 11, 2021 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(17)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(18)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(19)
1/36th of the shares subject to the option vested on January 2, 2021 and 1/36th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(20)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(21)	1/36th of the shares subject to the option vested on July 24, 2021 and 1/36th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.

(22)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(23)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(24)
1/24th of the shares subject to the option vested on September 1, 2020 and 1/24th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(25)	1/12th of the shares subject to the option vested on July 11, 2021 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(26)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.
(27)	1/12th of the shares subject to the option vested on July 12, 2023 and 1/12th of the shares subject to the option vest monthly thereafter subject to continued service through each such vesting date.
(28)
1/36th of the shares subject to the option vested on January 2, 2021 and 1/36th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

(29)	1/12th of the shares subject to the option vested on July 13, 2022 and 1/12th of the shares subject to the option vested monthly thereafter subject to continued service through each such vesting date.

Role of the Board of Directors in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. Our compensation committee is responsible for overseeing the management of risks relating to our compensation policies and practices. Our audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. Our nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2023, our compensation committee consisted of Ms. DeSimone, Mr. Mitchell, Dr. Gordon and Dr. Tananbaum. None of the members of our board of directors who serve on our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan, as Amended and Restated(1)	3,906,113	$3.82	0
2020 Equity Incentive Plan(2)	5,987,303	$13.49	2,651,449
2020 Employee Stock Purchase Plan(3)	0	$0	1,116,217
Equity compensation plans not approved by security holders	0	$0	0
TOTAL	9,893,416	$9.67	3,767,666

(1)
Our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan, as amended and restated (the 2018 Plan). In connection with our initial public offering and the adoption of the 2020 Plan, we no longer grant awards under the 2018 Plan; however, all outstanding options issued pursuant to the 2018 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2020 Plan.

(2)
Our board of directors adopted, and our stockholders approved, the 2020 Plan. The 2020 Plan provides that the number of shares available for issuance under the 2020 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 4,348,000 shares, (ii) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine.

(3)
Our board of directors adopted, and our shareholders approved, the 2020 Employee Stock Purchase Plan (the ESPP). The ESPP provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the least of (i) 870,000 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator may determine.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 13, 2024 for:

•	each of our directors and nominees for director;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group known to us to be the beneficial owner of more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 47,225,312 shares of our common stock outstanding as of March 13, 2024. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 13, 2024, as well as shares of our common stock subject to stock awards that vest within 60 days of March 13, 2024, to be outstanding and to be beneficially owned by the person holding the stock option or stock award for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Kinnate Biopharma Inc., 800 West El Camino Real, Suite 180, Mountain View, CA 94040.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders:
Entities affiliated with Foresite Capital(1)	13,718,311	29.0%
Entities affiliated with OrbiMed(2)	8,009,729	17.0%
Tang Capital Partners, LP(3)	2,601,647	5.5%

Named Executive Officers and Directors:
Nima Farzan(4)	2,376,696	4.8%
Mark Meltz(5)	734,738	1.5%
Richard Williams, MBBS, Ph.D.(6)	693,154	1.4%
Jill DeSimone(7)	19,444	*
Melissa Epperly(8)	124,167	*
Keith Flaherty, M.D.(9)	228,600	*
Carl L. Gordon, Ph.D., CFA(10)	8,093,396	17.1%
Dean Mitchell(11)	184,919	*
Michael Rome, Ph.D.(12)	60,751	*
Helen Sabzevari, Ph.D.(13)	81,416	*
Laurie Smaldone Alsup, M.D.(14)	124,167	*
Jim Tananbaum, M.D.(15)	13,779,062	29.1%
All current directors and executive officers as a group (thirteen persons)(16)	26,890,528	51.5%
* Represents beneficial ownership of less than 1%.
(1)
Based on a Schedule 13D/A, reporting beneficial ownership as of February 16, 2024, and filed with the SEC on February 22, 2024, the shares consist of (i) 9,671,643 shares of capital stock held by Foresite Capital Fund IV, LP (FCF IV), (ii) 3,525,957 shares of capital stock held by Foresite Capital Fund V, LP (FCF V) and (iii) 520,711 shares of capital stock held by Foresite Capital Opportunity Fund V, L.P. (FCOF V). Jim Tananbaum, M.D., is a member of our board of directors and Chief Executive Officer and Managing Director of Foresite Capital. Foresite Capital Management IV, LLC (FCM IV), the general partner of FCF IV, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by FCF IV. Foresite Capital Management V, LLC (FCM V), the general partner of FCF V, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by FCF V. Foresite Capital Opportunity Management V, LLC (FCOM V), the general partner of FCOF V, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by FCOF V. Dr. Tananbaum, the managing member of each of FCM IV, FCM V and FCOM V, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by FCF IV, FCF V and FCOF V. FCF IV and FCM IV each have sole voting power over 9,671,643 shares and sole dispositive power over 9,671,643 shares. FVC V and FCM V each have sole voting power over 3,525,957 shares and sole dispositive power over 3,525,957 shares. FCOF V and FCOM V each have sole voting power over 520,711 shares and sole dispositive power over 520,711 shares. Dr. Tananbaum has sole voting power over 13,718,311 shares and sole dispositive power over 13,718,311 shares. The address of Dr. Tananbaum and each of the entities listed above is 900 Larkspur Landing Circle, Suite 150, Larkspur, California, 94939.

(2)
Based on a Schedule 13D/A, reporting beneficial ownership as of February 16, 2024, and filed with the SEC on February 21, 2024, the shares consists of (i) 4,738,453 shares of capital stock held by OrbiMed Private Investments VII, LP (OPI VII), (ii) 1,368,338 shares of capital stock held by OrbiMed Private Investments VIII, LP (OPI VIII), (iii) 1,368,339 shares of capital stock held by OrbiMed Asia Partners IV, L.P. (OAP IV), (iv) 84,599 shares of capital stock held by OrbiMed Genesis Master Fund, L.P. (Genesis) and (v) 450,000 shares of capital stock held by OrbiMed Partners Master Fund Limited (OPM). OrbiMed Capital GP VII LLC (GP VII) is the general partner of OPI VII and OrbiMed Advisors LLC (OrbiMed Advisors) is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors share power to direct the vote and disposition of the shares held by OPI VII and may be deemed directly or indirectly to be the beneficial owners of the shares held by OPI VII. OrbiMed Capital GP VIII LLC (GP VIII) is the general partner of OPI VIII and OrbiMed Advisors is the managing member of GP VIII. By virtue of such relationships, GP VIII and OrbiMed Advisors share power to direct the vote and disposition of the shares held by OPI VIII and may be deemed directly or indirectly to be the beneficial owners of the shares held by OPI VIII. OrbiMed Asia GP IV, L.P. (OAP GP IV) is the general partner of OAP IV, OrbiMed Advisors IV Limited (Advisors IV) is the general partner of OAP GP IV, and OrbiMed Advisors is the advisory company of OAP IV. By virtue of such relationships, OAP GP IV, Advisors IV, and OrbiMed Advisors share power to direct the vote and disposition of the shares held by OAP IV and may be deemed directly or indirectly to be the beneficial owners of the shares held by OAP IV. OrbiMed Genesis GP LLC (OrbiMed Genesis) is the general partner of Genesis and OrbiMed Advisors is the managing member of OrbiMed Genesis. By virtue of such relationships, OrbiMed Genesis and OrbiMed Advisors share power to direct the vote and disposition of the shares held by Genesis and may be deemed directly or indirectly to be the beneficial owners of the shares held by Genesis. OrbiMed Capital LLC (OrbiMed Capital) is the investment advisor of OPM. By virtue of such relationship, OrbiMed Capital has the power to direct the vote and disposition of the shares held by OPM and may be deemed directly or indirectly to be the beneficial owner of the shares held by OPM. Carl Gordon, a member of OrbiMed Advisors and OrbiMed Capital, serves on our board of directors. OrbiMed Advisors and OrbiMed Capital exercise voting and investment power through management committees comprised of Carl Gordon, Sven Borho and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OPI VII, OPI VIII, OAP IV, Genesis, and OPM. OrbiMed Advisors has shared voting power over 7,559,729 shares and shared dispositive power over 7,559,729 shares. GP VII has shared voting power over 4,738,453 shares and shared dispositive power over 4,738,453 shares. GP VIII has shared voting power over 1,368,338 shares and shared dispositive power over 1,368,338 shares. Advisors IV has shared voting power over 1,368,338 shares and shared dispositive power over 1,368,338 shares. OAP GP IV has shared voting power over 1,368,339 shares and shared dispositive power over 1,368,339 shares. OrbiMed Genesis has shared voting power over 84,559 shares and shared dispositive power over 84,559 shares. OrbiMed Capital has shared voting power over 450,000 shares and shared dispositive power over 450,000 shares. The address of each of the individuals and entities listed above is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(3)
Based on a Schedule 13G/A, reporting beneficial ownership as of December 31, 2023, and filed with the SEC on February 14, 2024, the shares consist of 2,601,647 shares of capital stock held by Tang Capital Partners, LP (Tang Capital Partners). Tang Capital Management, LLC (Tang Capital Management) serves as the general partner of Tang Capital Partners and may be deemed to beneficially own the shares held by Tang Capital Partners. Tang Capital Management owns no securities of the Company directly. Mr. Kevin Tang is the manager of Tang Capital Management and may be deemed to beneficially own the shares held by Tang Capital Partners. Mr. Tang owns no securities of the Company directly. Tang Capital Partners has shared voting power over 2,601,647 shares and shared dispositive power over 2,601,647 shares. Tang Capital Management has shared voting power over 2,601,647 shares and shared dispositive power over 2,601,647 shares. Mr. Tang has shared voting power over 2,601,647 shares and shared dispositive power over 2,601,647 shares. The address of each of the individuals and entities listed above is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(4)
Consists of (i) 2,186 shares of common stock directly held by Mr. Farzan and (ii) 2,374,510] shares of common stock subject to options held by Mr. Farzan that are exercisable within 60 days of March 13, 2024.

(5)
Consists of (i) 11,953 shares of common stock directly held by Mr. Meltz and (ii) 722,785 shares of common stock subject to options held by Mr. Meltz that are exercisable within 60 days of March 13, 2024.

(6)
Consists of (i) 51,963 shares of common stock directly held by Dr. Williams and (ii) 641,191 shares of common stock subject to options held by Dr. Williams that are exercisable within 60 days of March 13, 2024.

(7)	Consists of 19,444 shares of common stock subject to options held by Ms. DeSimone that are exercisable within 60 days of March 13, 2024.
(8)	Consists of 124,167 shares of common stock subject to options held by Ms. Epperly that are exercisable within 60 days of March 13, 2024.
(9)
Consists of (i) 66,377 shares of common stock directly held by Dr. Flaherty and (ii) 162,223 shares of common stock subject to options held by Dr. Flaherty that are exercisable within 60 days of March 13, 2024.

(10)
Consists of (i) the 8,009,729 shares of common stock described in footnote (2) above and (ii) 83,667 shares of common stock subject to options held by Dr. Gordon that are exercisable within 60 days of March 13, 2024. Dr. Gordon disclaims beneficial ownership of the shares of common stock described in footnote (2).

(11)	Consists of 184,919 shares of common stock subject to options held by Mr. Mitchell that are exercisable within 60 days of March 13, 2024.
(12)
Consists of 60,751 shares subject to an option that is exercisable within 60 days of March 13, 2024. Dr. Rome has no voting or investment control over the shares held by entities affiliated with Foresite Capital that are included in footnote (1) above.

(13)	Consists of 81,416 shares of common stock subject to options held by Dr. Sabzevari that are exercisable within 60 days of March 13, 2024.
(14)	Consists of 124,167 shares of common stock subject to options held by Dr. Smaldone Alsup that are exercisable within 60 days of March 13, 2024.
(15)
Consists of (i) the 13,718,311 shares of common stock described in footnote (1) above and (ii) 60,751 shares of common stock subject to options held by Dr. Tanenbaum that are exercisable within 60 days of March 13, 2024.

(16)
Consists of (i) 21,882,418 shares of common stock directly or indirectly held by our current executive officers and directors and (ii) 5,008,110 shares of common stock subject to options held by our current executive officers and directors that are exercisable within 60 days of March 13, 2024.

Change in Control

The information disclosed in Part I. Business of this Annual Report on Form 10-K under the captions “—Proposed Agreement and Plan of Merger” and “—Asset Purchase Agreement” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We describe below certain relationships with related persons and transactions and series of similar transactions, since the beginning of our 2023 fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end of the last two completed fiscal years; and

•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Joint Venture

In May 2021, we closed a $35 million financing to establish a joint venture in Greater China, Kinnjiu Biopharma Inc. (Kinnjiu). In connection with the establishment of the joint venture, we entered into a collaboration and license agreement (License Agreement).

Pursuant to the License Agreement, we granted Kinnjiu an exclusive license under certain intellectual property controlled by us to develop, manufacture and commercialize compounds from our RAF, FGFR and CDK12 programs (Identified Products) in Greater China, subject to certain rights retained by us, and a non-exclusive license to manufacture the Identified Products outside Greater China solely for use and sale of the Identified Products within Greater China.

OrbiMed Asia Partners and another fund affiliated with OrbiMed Advisors LLC (OrbiMed) and a fund affiliated with Foresite Capital Management (Foresite) made investments in Kinnjiu on customary terms (together, the Series A Investors). Members of our management, and certain of our directors affiliated with OrbiMed and Foresite, served as members of the board of directors of Kinnjiu.

In February 2023, we announced that we acquired the ownership stake of Kinnjiu previously held by the Series A Investors for $24.0 million, using a combination of $9.1 million in cash and 2.2 million shares of our common stock. Kinnjiu is now our wholly-owned subsidiary.

Investors’ Rights Agreement

We are party to an investors’ rights agreement, as amended, with certain holders of our capital stock, including entities affiliated with Foresite Capital, Nextech V Oncology S.C.S., SICAV-SIF, entities affiliated with OrbiMed Advisors, entities affiliated with RA Capital Management, L.P. and Vida Ventures, LLC. Under our amended investors’ rights agreement, certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.

Indemnification Agreements

We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our Certificate of Incorporation and Bylaws. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

Related Party Transaction Policy

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

Our board of directors has adopted a formal written policy providing that we are generally not permitted to enter into transactions that exceed $120,000 and in which any related person has a direct or indirect material interest without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider, among other factors, the following, to the extent relevant to the related party transaction: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; whether there are business reasons for the Company to enter into the related party transaction; whether the related party transaction would impair the independence of an outside director, including the ability of any director to serve on the compensation committee; and whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related person, the direct or indirect nature of the director’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee deems relevant.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the listing standards of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the listing standards of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: (1) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (2) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Ms. DeSimone, Ms. Epperly, Dr. Flaherty, Dr. Gordon, Mr. Mitchell, Dr. Rome, Dr. Sabzevari, Dr. Smaldone Alsup and Dr. Tananbaum, representing nine of our ten directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party and Other Transactions.”

Item 14.	Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by KPMG LLP for our fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$839,338	$832,995
Audit-Related Fees	$0	$0
Tax Fees(2)	$47,833	$208,673
All Other Fees	$0	$0
Total Fees	$887,171	$1,041,667

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements for those fiscal years, and related services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings, registration statements, including comfort letters and consents, or engagements for those fiscal years. Audit Fees include fees for services incurred in connection with our registration statement on Form S-3 filed with the SEC on January 3, 2022.

(2)	“Tax Fees” consist of fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to KPMG LLP for our fiscal years ended December 31, 2023 and 2022 were pre-approved by our audit committee.

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

Item 16.	Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated February 16, 2024, by and among XOMA Corporation, XRA 1 Corp. and Kinnate Biopharma Inc.	8-K	001-39743	2.1	February 16, 2024

2.2	Asset Purchase Agreement, dated February 27, 2024, by and among Kinnate Biopharma Inc. and Pierre Fabre Médicament, SAS.	8-K	001-39743	2.1	March 1, 2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39743	3.1	December 8, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39743	3.1	July 28, 2023

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 24, 2020.	S-1	333-250086	4.1	November 13, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-250086	4.2	November 30, 2020

4.3	Description of Securities.	10-K	001-39743	4.3	March 28, 2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-250086	10.1	November 13, 2020

10.2+	2018 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-250086	10.2	November 13, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-250086	10.3	November 30, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-250086	10.4	November 30, 2020

10.5+	Employment Letter between the Registrant and Nima Farzan.	S-1	333-250086	10.5	November 13, 2020

10.6+	Employment Letter between the Registrant and Mark Meltz.	S-1	333-250086	10.6	November 13, 2020

10.7+	Employment Letter between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.8	November 13, 2020

10.8+	Employment Letter between the Registrant and Neha Krishnamohan.	8-K	001-39743	10.1	June 7, 2021

10.9+	Executive Incentive Compensation Plan.	S-1	333-250086	10.9	November 13, 2020

10.10+	Change in Control and Severance Agreement between the Registrant and Nima Farzan.	S-1	333-250086	10.10	November 13, 2020

10.11+	Change in Control and Severance Agreement between the Registrant and Mark Meltz.	S-1	333-250086	10.11	November 13, 2020

10.12+	Change in Control and Severance Agreement between the Registrant and Richard Williams, MBBS, Ph.D.	S-1	333-250086	10.13	November 13, 2020

10.13+	Change in Control and Severance Agreement between the Registrant and Neha Krishnamohan.	8-K	001-39743	10.2	June 7, 2021

10.14	Amended and Restated Outside Director Compensation Policy.	10-K	001-39743	10.14	March 15, 2023

10.15	Sales agreement, between the Company and SVB Leerink LLC, dated as of January 3, 2022.	S-3ASR	333-261970	1.2	January 3, 2022

10.16+	Letter Agreement, dated as of November 22, 2023, by and between the Registrant and Nima Farzan.	SC 14D-9	005-91893	99.E(16)	March 4, 2024

10.17+	Letter Agreement, dated as of November 22, 2023, by and between the Registrant and Mark Meltz.	SC 14D-9	005-91893	99.E(17)	March 4, 2024

10.18+	Letter Agreement, dated as of November 22, 2023, by and between the Registrant and Richard Williams, MBBS, Ph.D.	SC 14D-9	005-91893	99.E(18)	March 4, 2024

10.19+	Letter Agreement, dated as of November 22, 2023, by and between the Registrant and Neha Krishnamohan.	SC 14D-9	005-91893	99.E(19)	March 4, 2024

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (reference is made to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Kinnate Biopharma Inc. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exbibit 101).

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

Kinnate Biopharma Inc.

Date: March 28, 2024	By:	/s/ Nima Farzan
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

Signature	Title	Date

/s/ Nima Farzan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Nima Farzan

/s/ Neha Krishnamohan	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
Neha Krishnamohan

/s/ Dean Mitchell	Chair of the Board of Directors	March 28, 2024
Dean Mitchell

/s/ Jill DeSimone	Director	March 28, 2024
Jill DeSimone

/s/ Melissa Epperly	Director	March 28, 2024
Melissa Epperly

/s/ Keith Flaherty	Director	March 28, 2024
Keith Flaherty, M.D.

/s/ Carl L. Gordon	Director	March 28, 2024
Carl L. Gordon, Ph.D., CFA

/s/ Michael Rome	Director	March 28, 2024
Michael Rome, Ph.D.

/s/ Helen Sabzevari	Director	March 28, 2024
Helen Sabzevari, Ph.D.

/s/ Laurie Smaldone Alsup	Director	March 28, 2024
Laurie Smaldone Alsup, M.D.

/s/ Jim Tananbaum	Director	March 28, 2024
Jim Tananbaum, M.D.